Form 10-Q
period 2016-06-30
RICH CIGARS INC
filed 2016-09-07
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[_]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-199452

RICH CIGARS, INC.
(Exact name of registrant as specified in its charter)

Florida

46-3289369

(State of Incorporation)

(IRS Employer ID Number)

5100 SW 103rd Street, Ocala, FL 34476
(Address of principal executive offices)

(214) 702-8775
(Registrant's Telephone number)

 (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.

Yes

[_]

No

[x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes

[_]

No

[x]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

[_]

No

[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 6, 2016, there were 496,096 shares of the registrant's common stock issued and outstanding.  As of June 30, 2016, there were 471,080 shares of the registrant's common stock issued and outstanding.  A total of 25,016 shares were issued after June 30, 2016.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Rich Cigars, Inc.
Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$-	$7,056
Accounts receivable, net	2,865	-
Inventory	6,925	2,947
Prepaid expenses	12,810	12,498
Total current assets	22,600	22,501

Fixed assets:
Property and Equipment, net	1,136	1,350
Intangible Assets, net	7,650	8,500
Total Fixed Assets	8,786	9,850

Total assets	$31,386	$32,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,848	$1,408
Total current liabilities	7,848	1,408

Total liabilities	7,848	1,408

Commitments and Contingencies	-	-

Shareholders' equity:
Common stock; no par value; 200,000,000
shares authorized; 471,080 shares issued and outstanding
at June 30, 2016 and December 31, 2015, respectively	395,431	339,351
Accumulated deficit	(371,893)	(308,408)

Total shareholders' equity	23,538	30,943

Total liabilities and shareholders' equity	$31,386	$32,351

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES	$ 2,971	$ -	$ 2,971	$ -
COST OF SALES	921	-	921	-

GROSS PROFIT	2,050	-	2,050	-

OPERATING EXPENSES
Officers Compensation	16,180	-	28,708	-
Marketing Expense	10,143	-	10,143	-
Travel Expense	5,010	15,256	12,100	25,220
Professional Fees	3,211	1,873	9,457	9,731
Transfer Agent Fees	600	183	1,215	233
Meals and Entertainment	597	1,589	642	2,254
Other General and Administrative	578	151	919	301
Telephone Expense	508	979	1,287	1,924
Amortization Expense	425	-	850	-
Depreciation Expense	107	107	214	214
Total operating expenses	37,359	20,138	65,535	39,877
Operating Loss	(35,309)	(20,138)	(63,485)	(39,877)

Other Income	-	-	-	-

NET LOSS	$ (35,309)	$ (20,138)	$ (63,485)	$ (39,877)

Net loss per share applicable to common stockholders - basic and diluted	$ (0.07)	$ (0.04)	$ (0.13)	$ (0.08)

Weighted average number of shares outstanding - basic and diluted	471,080	471,080	471,080	470,610

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Statements of Shareholders' Equity (Unaudited)

	Common Shares	Common Stock	Common Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

BALANCE, December 31, 2014	476,080	$238,040	$(16,252)	$(211,192)	$10,596

Treasury shares purchased and cancelled	(5,000)	(2,500)	-	-	(2,500)
Collection of subscriptions receivable	-	-	16,252	-	16,252
Shareholder contributions		103,811	-	-	103,811
Net loss	-	-	-	(97,216)	(97,216)

BALANCE, December 31, 2015	471,080	$339,351	$ -	$(308,408)	$30,943

Shareholder contributions	-	56,080	-	-	56,080
Net Loss	-	-	-	(63,485)	(63,485)

BALANCE, June 30, 2016	471,080	$395,431	$ -	$(371,893)	$23,538

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(63,485)	$(39,877)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	1,064	213
Change in assets and liabilities:
Accounts receivable	(2,865)	(13,903)
Prepaid expenses	(312)	-
Inventory	(3,978)	(3,625)
Accounts payable and accrued expenses	6,440	1,325
Net cash used in operating activities	(63,136)	(55,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	16,252
Proceeds from share issuance	-	42,115
Shareholder Contributions	56,080	-
Repurchase and cancellation of common shares	-	(2,500)
Net cash provided by financing activities	56,080	55,867

NET CHANGE IN CASH	(7,056)	-
CASH, beginning of period	7,056	-
CASH, end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

NOTE 1	NATURE OF ORGANIZATION

Rich Cigars, Inc. (the "Company") is a Florida Corporation incorporated on July 29, 2013, and was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name.  The Company has branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently in the Ocala, Florida area, and management intends to conduct our business principally in the U.S. through our own sales and marketing team.

NOTE 2	RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. Additionally, certain expense items have been broken out differently.  Previously, the Company had netted its stock subscription receivables against common stock. In the current period the Company concluded that it was more appropriate to present these subscription receivables separately in the Balance Sheet and in the Statement of Shareholders' Equity.  These reclassifications had no effect on the reported results of operations. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows, and had no effect on the previously reported Statement of Operations for any period.

NOTE 3	GOING CONCERN

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of June 30, 2016, the Company has incurred net losses of $371,893 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business; however, there can be no assurance that the Company will be successful in such activities. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K..

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.  The significant accounting policies, estimates and related judgments underlying the Company's financial statements are summarized below.  In applying these policies, management makes subjective judgments that frequently require estimates about matters that are inherently uncertain.  Actual results could differ materially from those estimates.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2016 and 2015

 (Unaudited)

Earnings per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the three and six months ended June 30, 2016 and 2015.

NOTE 5	PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	June 30, 2016	December 31, 2015
Furniture and Equipment	$2,131	$2,131
Less Accumulated Depreciation	(995)	(781)
Property and Equipment, net	$1,136	$1,350

For the three months ended June 30, 2016 and 2015, the Company recorded Depreciation Expense of $107.

NOTE 6	INTANGIBLE ASSETS

Intangible Assets consists of the following:

	June 30, 2016	December 31, 2015
Website Development Costs	$8,500	$8,500
Less Accumulated Amortization	(850)	-
Property and Equipment, net	$7,650	$8,500

In May 2014, the Company issued 17,000 shares for the development of the Company's website, which is currently recorded in Website Development Costs.  The website for the Company went live on January 1, 2016, and as a result the Company began depreciating the asset at that time.  The Company will depreciate the asset over a period of 5 years.  For the three months ended June 30, 2016 and 2015, the Company recorded Amortization expense of $425 and $0, respectively.

NOTE 7	EQUITY

In July 2013, the Company authorized the issuance of up to 200 million shares of common stock. Holders of the Company's common stock are entitled to one vote at any shareholder's meeting for each share of stock they own as of the date of grant.  All common shares are equal to each other with respect to voting, liquidation, and dividend rights.  As of June 30, 2016 and December 31, 2015, the Company had 471,080 shares of  common stock issued and outstanding.

In April 2014, the Company issued approximately 1,000 shares of the Company's common stock for $500.  In May 2014, the Company issued 17,000 shares for the development of the Company's website, which is currently recorded in Website Development Costs (See Note 5).  Additionally, in March 2014 the Company converted liabilities of $300,000 into 150,000 shares of the Company's common stock.

In March 2015, the Company repurchased 5,000 shares of the Company's outstanding common shares for $2,500.  The shares have been cancelled and removed from the Company's reported Common Stock on the Balance Sheets.

As of June 30, 2016, the Company's shareholders contributed $159,891 in the business to be used in the Company's regular activities.  As of June 30, 2016, the Company has used these proceeds on the Company's operations and purchases.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2016 and 2015

 (Unaudited)

NOTE 8	TAXES

 The components of income tax benefit for the periods ended are as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Current tax benefit	$(23,870)	$(14,994)
Change in valuation allowance	23,870	14,994
Income tax provision	$ -	$ -

The components of deferred tax assets are as follows:

	Six Months Ended June 30, 2016	December 31, 2015

Deferred tax asset	$139,832	$115,961
Less: Valuation allowance	(139,832)	(115,961)
Net deferred tax asset	$ -	$ -

At June 30, 2016 and 2015, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.  The Company calculates the valuation allowance using a Federal Income rate of 34.0% and a State Income rate of 3.6%.

At June 30, 2016, the Company had net operating loss carryforwards for tax purposes of $371,893 which will expire beginning in 2033, if not previously utilized.

NOTE 9	COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of June 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

NOTE 10	SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's second quarter of fiscal year 2016 Form 10-Q. As of September 6, 2016, there were 496,096 shares of the registrant's common stock issued and outstanding. As of June 30, 2016, there were 471,080 shares of the registrant's common stock issued and outstanding. A total of 25,016 shares were issued after June 30, 2016 pursuant to subscription agreements, with exemptions from registration under Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. Other than this, no significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2016, we had an accumulated deficit totaling $371,893. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Florida on July 29, 2013. The Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company has branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently in the Ocala, Florida area, and management intends to conduct our business principally in the U.S. through our own sales and marketing team.

Results of Operations

Three Months

For the three months ended June 30, 2016, we had $2,050 in gross profit compared to $Nil for the same period one year earlier. For the three months ended June 30, 2016, our total operating expenses were $37,359 as compared to $20,138 for the three months ended June 30, 2015. We are now producing and selling our products, with our first sale occurring on May 10, 2016, meaning that our operational expenses have increased, while our profits have increased slightly. Some of the categories of expenses with larger differences in expenses are discussed here. For the three months ended June 30, 2016 we incurred expenses of $16,180 for officers compensation compared to $Nil for the same period in 2015. For the three months ended June 30, 2016 we incurred marketing expenses in the amount of $10,143 compared to $Nil for the corresponding period in 2015. For the three months ended June 30, 2016 we incurred $3,211 for professional fees compared to $1,873 for the same period in 2015. These increased expenses were partially offset by lower expenses in the following categories. For the three months ended June 30, 2016 we incurred $5,010 for travel expenses, which was down from $15,256 for the same period in 2015. For the three months ended June 30, 2016 we incurred meals and entertainment expenses of $597 compared to $1,589 for the corresponding period in 2015.

Six Months

For the six months ended June 30, 2016, we had $2,050 in gross profit compared to $Nil for the same period one year earlier. For the six months ended June 30, 2016, our total operating expenses were $65,535 as compared to $39,877 for the six months ended June 30, 2015. We are now producing and selling our products, with our first sale occurring on May 10, 2016, meaning that our operational expenses have increased, while our profits have increased slightly. Some of the categories of expenses with larger differences in expenses are discussed here. For the six months ended June 30, 2016 we incurred expenses of $28,708 for officers compensation compared to $Nil for the same period in 2015. For the six months ended June 30, 2016 we incurred marketing expenses in the amount of $10,143 compared to $Nil for the corresponding period in 2015. For the six months ended June 30, 2016 we incurred transfer agent fees in the amount of $1,215 compared to $233 for the corresponding period in 2015. These increased expenses were partially offset by lower expenses in the following categories. For the six months ended June 30, 2016 we incurred $9,457 for professional fees compared to $9,731 for the same period in 2015. For the six months ended June 30, 2016 we incurred $12,100 for travel expenses, which was down from $25,220 for the same period in 2015. For the six months ended June 30, 2016 we incurred meals and entertainment expenses of $642 compared to $2,254 for the corresponding period in 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $371,893 as of June 30, 2016, compared to an accumulated deficit of $308,408 at December 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended June 30, 2016, the Company did not receive any proceeds from subscription agreements or private placement offerings. The Company did receive shareholder contributions in the amount of $56,080 in the six months ended June 30, 2016.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2017 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Investing Activities

The Company had no investing activities for the three months ended June 30, 2016.

Liquidity and Capital Resources

As at June 30, 2016, our cash balance was $Nil as compared to $7,056 at December 31, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

The Company must raise additional funds in order to fund our continued operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities in the three months ended June 30, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)     Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICH CIGARS, INC.
(Registrant)

Dated:  September 7, 2016

By: /s/ Richard Davis
Richard Davis
(Chief Executive Officer, Principal Executive
 Officer, Acting Chief Financial Officer
 and Principal Accounting Officer)