Form 10-Q
period 2016-09-30
RICH CIGARS INC
filed 2016-11-17
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[x]

No

[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes

[x]

No

[  ]

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

As of November 9, 2016, there were 2,612,980 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Rich Cigars, Inc.
Condensed Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,753	$7,056
Accounts receivable, net	806	-
Inventory	6,537	2,947
Prepaid expenses	12,810	12,498
Total current assets	26,906	22,501

Property and Equipment, net	1,030	1,350
Intangible Assets, net	7,225	8,500
Total Fixed Assets	8,255	9,850

Total assets	$35,161	$32,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,589	$1,408
Total current liabilities	8,589	1,408

Total liabilities	8,589	1,408

Commitments and Contingencies		-

Shareholders' equity:
Common stock; no par value; 1,000,000,000 shares authorized;
2,612,980 and 2,355,400 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	462,689	339,351
Accumulated deficit	(436,117)	(308,408)

Total shareholders' equity	26,572	30,943

Total liabilities and shareholders' equity	$35,161	$32,351

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES	$ 1,213	$-	$4,184	$-
COST OF SALES	507	-	1,428	-

GROSS PROFIT	706	-	2,756	-

OPERATING EXPENSES
Professional Fees	35,067	6,305	45,739	16,269
Officers Compensation	15,191	-	43,899	-
Travel Expense	9,137	3,015	21,237	28,235
Meals and Entertainment	2,053	3,262	2,695	5,516
Other General and Administrative	2,009	4,406	13,071	4,707
Telephone Expense	942	379	2,229	2,303
Amortization Expense	425	-	1,275	-
Depreciation Expense	106	107	320	321
Total operating expenses	64,930	17,474	130,465	57,351

Operating Loss	(64,224)	(17,474)	(127,709)	(57,351)

Other Income	-	-	-	-

NET LOSS	$ (64,224)	$(17,474)	$(127,709)	$(57,351)

Net loss per share applicable to common stockholders - basic and diluted	$ (0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	2,443,945	2,355,400	2,385,130	2,353,835

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Shareholders' Equity (Unaudited)

	Common Shares	Common Stock	Common Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

BALANCE, December 31, 2014	2,380,400	$238,040	$(16,252)	$(211,192)	$10,596

Treasury shares purchased and cancelled	(25,000)	(2,500)	-	-	(2,500)
Collection of subscriptions receivable	-	-	16,252	-	16,252
Shareholder contributions	-	103,811	-	-	103,811
Net loss	-	-	-	(97,216)	(97,216)

BALANCE, December 31, 2015	2,355,400	$339,351	$-	$(308,408)	$30,943

Shareholder contributions	-	97,580	-	-	97,580
Issuance of shares for cash	145,080	14,508	-	-	14,508
Issuance of shares for services	112,500	11,250	-	-	11,250
Net Loss	-	-	-	(127,709)	(127,709)

BALANCE, September 30, 2016	2,612,980	$462,689	$-	$(436,117)	$26,572

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$127,709)	$(57,351)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	1,595	321
Shares issued for services	11,250	-
Change in assets and liabilities:
Accounts receivable	(806)	-
Prepaid expenses	(312)	-
Inventory	(3,590)	(1,500)
Accounts payable and accrued expenses	7,181	892
Net cash used in operating activities	(112,391)	(57,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	16,252
Proceeds from share issuance	14,508	-
Shareholder contributions	97,580	50,409
Repurchase and cancellation of common shares	-	(2,500)
Net cash provided by financing activities	112,088	64,161

NET CHANGE IN CASH	(303)	6,523
CASH, beginning of period	7,056	-
CASH, end of period	$6,753	$6,523

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	-	-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.

Notes to the Condensed Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

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

NOTE 3         GOING CONCERN

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2016, the Company has incurred net losses of $436,117 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on the accrual basis of accounting. The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2015 and notes thereto contained in the Company's Annual Report on Form 10-K.

 Rich Cigars, Inc.

Notes to the Condensed Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

 (Unaudited)

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

Earnings per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the three and nine months ended September 30, 2016 and 2015.

NOTE 5          EQUITY

In August 2016, the Company issued approximately 125,080 shares of the Company's common stock for $12,508.  Additionally, in September 2016 the company issued 20,000 shares of the Company's common stock for $2,000.  In September 2016, the Company issued approximately 112,500 shares of common stock in exchange for consulting services performed.  The company recorded Professional Fees expense associated with the stock issuance of approximately $11,250.

As of September 30, 2016, the Company's CEO contributed $201,391 in the business to be used in the Company's regular activities.  As of September 30, 2016, the Company has used these proceeds on the Company's operations and purchases

NOTE 6          COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of September 30, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

NOTE 7          SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's third quarter of fiscal year 2016 Form 10-Q. As of October 5, 2016, the Company's Board of Directors approved an increase in the number of shares authorized for issuance to one billion shares (1,000,000,000).  Additionally, the Board declared a five for one stock split of the Company's outstanding common stock.  After the stock split is effective, the total number of shares issued and outstanding is approximately 2,612,980. This transaction has been retroactively applied to all periods presented in the financial statements.  Other than this transaction, no significant event occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2016, we had an accumulated deficit totaling $(436,117). This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

Three Months

For the three months ended September 30, 2016, we had $1,213 in revenues and $507 in cost of goods sold compared to $Nil for the same period one year earlier. For the three months ended September 30, 2016, our total operating expenses were $64,930 as compared to $17,474 for the three months ended September 30, 2015. Some of the categories with larger differences in expenses are discussed here. For the three months ended September 30, 2016, we incurred expenses of $35,067 for professional fees compared to $6,305 for the same period in 2015. The increase in professional fees is largely due to our effort to become listed on the OTC Pink Market, and the fact that we are now a reporting public company. For the three months ended September 30, 2016, we incurred expenses of $15,191 for officers' compensation compared to $0 for the same period in 2015. The increase is due to additional compensation to the Company's CEO for attending events and marketing the business.  For the three months ended September 30, 2016, we incurred travel expenses in the amount of $9,137 compared to $3,015 for the corresponding period in 2015. The increase in travel is due to Company sponsoring events to increase brand awareness and market product. For the three months ended September 30, 2016 we incurred $2,009 for other general and administrative expenses, which was down from $4,406 for the same period in 2015. The decrease is due to a decrease in marketing expense for the business. For the three months ended September 30, 2016 we incurred meals and entertainment expenses of $2,053 compared to $3,262 for the corresponding period in 2015.  The decrease in this category is due to reduced spending on meals and entertainment during sponsoring events.

Nine Months

For the nine months ended September 30, 2016, we had $4,184 in revenues and $1,428 in cost of goods sold compared to $Nil for the same period one year earlier. For the six months ended September 30, 2016, our total operating expenses were $130,465 as compared to $57,351 for the nine months ended September 30, 2015. Some of the categories with larger differences in expenses are discussed here. For the nine months ended September 30, 2016, we incurred expenses of $43,899 for officers' compensation compared to $0 for the same period in 2015. The increase is due to additional compensation to the Company's CEO for attending events and marketing the business.   For the nine months ended September 30, 2016 we incurred professional fees in the amount of $45,739 compared to $16,269 for the corresponding period in 2015.  The increase in this category is due to additional fees incurred after the company's public offering. These increased expenses were partially offset by lower expenses in the following categories. For the nine months ended September 30, 2016, we incurred $21,237 for travel expenses compared to $28,235 for the same period in 2015 which is due to a decrease in travel for events and conferences. For the nine months ended September 30, 2016, we incurred meals and entertainment expenses of $2,695 compared to $5,516 for the corresponding period in 2015 which is due to reduced spend on meals during travel and sponsorship events.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $(436,117) as of September 30, 2016, compared to an accumulated deficit of $(308,408) at December 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As at September 30, 2016, our cash balance was $6,753 as compared to $7,056 at December 31, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the nine months ended September 30, 2016, the Company used cash in the amount of $112,391 in operating activities, which is an increase of $54,753 over the same period in 2015. The increase in the operating expenses of $73,114 for the nine months ended September 30, 2016 over the corresponding period in 2015, is the main factor in the increased cash used; however, there were positive adjustments made in the depreciation and amortization, and shares issued for services categories, and there was a positive change in the accounts payable and accrued expenses categories, which help to offset the increased spending. The increased operating expenses are due to the Company's effort to produce and sell its product, and its effort to publicly list the Company.

Financing Activities

During the quarter ended September 30, 2016 the Company received $14,508 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $97,580 in the nine months ended September 30, 2016.

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

Investing Activities

The Company had no investing activities for the three months ended September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.
ITEM 1A.  RISK FACTORS
Not Applicable to Smaller Reporting Companies.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a Rule 506 private placement offering the Company issued approximately 145,080 shares of the Company's common stock for $14,508 in August and September 2016.  The Company used the proceeds from these sales for operational expenses.

Pursuant to Rule 4(a)(5), in September 2016, the Company issued approximately 112,500 shares of common stock in exchange for consulting services performed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURE
Not Applicable.

ITEM 5.  OTHER INFORMATION

As of October 5, 2016, the Company's Board of Directors approved an increase in the number of shares authorized for issuance to one billion shares (1,000,000,000).  Additionally, the Board declared a five-for-one stock split of the Company's outstanding common stock.  After the stock split became effective, the total number of shares issued and outstanding was approximately 2,612,980. This transaction has been retroactively applied to all periods presented in the financial statements herein.  The stock split and corresponding amendments to its articles of incorporation were filed as a current report on Form 8-K on September 19, 2016.

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
Dated:  November 16, 2016

By: /s/ Richard Davis
 Richard Davis
(Chief Executive Officer, Principal Executive
 Officer, Acting Chief Financial Officer
 and Principal Accounting Officer)