Form 10-K
period 2016-12-31
RICH CIGARS INC
filed 2017-03-31
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

or

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-199452

Commission file number

Rich Cigars, Inc.
(Exact name of registrant as specified in its charter)

Florida	46-3289369
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3001 North Rocky Point East, Suite 200, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(214) 702-8775

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. /_/ Yes  /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. /_/ Yes   /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/x/ Yes /_/  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). /x/Yes   /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/ Yes   /x/ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/_/	Accelerated filer	/_/
Non-accelerated filer	/_/	Smaller reporting company	/x/
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). /_/ Yes  /x/ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at December 31, 2016, computed by reference to the fixed price ($0.10) as of the last business day of the registrant's most recently completed fiscal quarter (September 30, 2016), was $261,298. The Company was not approved for trading until November 16, 2016.

As of March 27, 2017 there were 2,612,980 common shares, no par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our operations and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common stock" refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "our Company," "us," "we," "our," "Rich Cigars," or the "Company" are to Rich Cigars, Inc.

DESCRIPTION OF BUSINESS

We were incorporated on July 29, 2013 under the laws of the state of Florida. Rich Cigars was established to manufacture and distribute cigars under the Rich Cigars brand name. The Company's continually seek to create cigars that appeal to aficionados of high-quality, hand-rolled, premium cigars. One of the founders, Alfred Rushing, has been involved with the cigar industry for more than 20 years. The Company intends to introduce new styles of premium cigars to build sales of private label cigars. The Company intends to conduct its business principally in the U.S. through its sales and marketing team. We maintain a website at www.richcigars.com. Such website is not incorporated into or a part of this filing.

COMPANY OVERVIEW

We contract with a Nicaraguan supplier for the manufacture of hand rolled cigars and to market in the US in both units and dollars sales of brand name premium cigars (imported, hand-made or hand-rolled cigars made with Cuban seed long leaf filler and all natural tobacco leaf).

The Company's activities include producing and selling cigars, and promoting the brand by attending and sponsoring various events such as the Derek Jeter Celebrity Invitational. The Company also frequently reaches out to celebrities and sports stars, to provide cigars to individuals and gatherings. The goal of the sponsorships and outreach is to promote the brand with high profile individuals in order to broaden the name recognition in the sports and entertainment industries and attract new customers. Rich Cigars' first sale occurred in an online transaction on May 10, 2016.

We believe that increasing demand for cigars will offer us growth opportunities. In recent years, cigar smoking has experienced a resurgence resulting in an increase in consumption and retail sales of cigars, especially in the premium cigar segment. This growth produced overall retail sales in the U.S. cigar market of approximately $1.0 billion in 2013. The gain comes despite an increasingly unfriendly environment for smokers as a myriad of states enact smoking bans.

We believe that this increase in cigar consumption and retail sales is the result of a number of factors, including: (i) the improving image of cigar smoking resulting from increased publicity plus social media, including the success of cigar publications and the visibility of cigar smoking by celebrities; (ii) the emergence of an expanding base of younger, highly educated, affluent adults age 25 to 45 and the growing interest of this group in luxury goods, including premium cigars; (iii) the increase in the number of adults over the age of 40 (a demographic group believed to smoke more cigars than any other demographic group); and (iv) the opening of establishments, such as restaurants and clubs,  and "cigar bars" where cigar smoking is encouraged, as well as other special events for cigar smokers.

CORPORATE STRATEGY

Build market share in the U.S. premium segment.

We hope to penetrate the premium cigar market by:

(i) Creating market awareness and recognition of its cigar brands through advertising through social media and campaign marketing with twitter, Facebook, product placement ads, increased penetration of targeted retail outlets and professional sales management; (ii) developing and selling new premium cigars that carry well our brand name  "Rich"; (iii) developing line extensions in higher price categories that leverage the premium brands. (iv) Employing a sales force and distribution channel of distribution to increase sales of the products.

Develop "premium" cigar business.

Our intentions are to seek to increase revenues in cigar business by focusing on higher price categories. We believe that the higher-end mass-market segment can experience growth. We are attempting to capitalize on market growth by expanding our products such as our "Rich Cigar" and by developing similar higher-end flavor infused cigars under our "Rich" name.

Implement production capacity and tobacco inventory.

We intend to expand manufacturing relationships if volume demand occurs while maintaining high quality standards. Our intended contract supplier indicates it can absorb an increase in volume.

Selectively broaden cigar distribution channels.

We intend to actively develop new channels and methods of distribution. With respect to premium cigars, we are pursuing opportunities in a number of developing distribution channels, including cigar bars and clubs, hotel shops, wine shops, restaurants and upscale specialty retail tobacco stores . With respect to mass-market cigars, we are seeking to establish relations with new retailers by acting as the tobacco "category manager," assisting such retailers in increasing their sales of tobacco products.

MARKET OVERVIEW

Cigars have a long history in the US, with the public image of cigars tending to be of premium hand-rolled products, often from the Dominican Republic, Nicaragua or Cuba (although the latter have been illegal in the US since the 1960s), smoked by powerful, wealthy and usually older men. This perception changed somewhat in the 1990s, as the cigar industry attracted women and younger adults alike to try higher quality cigars.

Currently, machine-made cigars and cigarillos account for the bulk of the category volume sales, and tend to be purchased by a younger, less affluent demographic, and do not achieve the same status as their premium counterparts. Overall, cigar smoking is still more popular among men than women, although women have shown some growing interest in recent years.

Our management believes principal changes that can lead to growth in the premium cigar market cigar market are (1) the emergence of an expanding base of younger new cigar smokers, both male and female, a(5) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) continued media interest, especially through Cigar Aficionado magazine, (4) promotion of "cigar friendly" locations and (5) the increase in the population of people over 50 years in age, a group that has traditionally been viewed as consuming more luxury goods, including cigars.

PRODUCTS

The Vendetta line will consist of a Connecticut (Ecuador) wrapper, a Mexican binder and a Nicaraguan filler. The KingPin line will consist of a Sumatra wrapper along with a Mexican binder and a Nicaraguan filler. The God Father line will consist of a Broad Leaf Maduro wrapper, a Mexican binder and a Nicaraguan filler. The Billionaire line will consist of a Habano Rosado wrapper with a Mexican binder and a Nicaraguan filler.

We currently have taken time to perfect four different blends over the last year. We have produced 4,000 cigars, some of which are in the aging process to cure for the next 3-4 months while others are ready for sale. We have also produced bands for each cigar and boxes as well. Once cigars are aged they will be packaged and sold online for resale and in retail stores. We need funds as follows to implement the business plan over the next twelve months: $12,000 for storage of cigars and a retail location with a warehouse that we have prospected; and $10,000 for the production of 10,000 additional cigars at $1 each.

SALES AND MARKETING

We have signed agreements with two independent sales representatives that will call on retail cigar outlets commencing on the east coast. We plan to sign on two additional sales representatives by the end of the first year of operation.

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION

We will be in competition with many large, well-financed competitors in the market for premium cigars. Each of these better known companies enjoys strong brand names and a history of successful product launches. These companies compete directly with us for consumer sales, as well for supplies of tobacco and marketing resources.

All of these companies have substantially greater capital resources, manufacturing, sales and marketing experience, and substantially longer and more extensive relationships with growers and long-standing brand recognition and market acceptance than we do. See "RISK FACTORS". We believe, however, that the market for premium cigars is growing rapidly enough to support the entry of new brands such as ours and that the inability of the entrenched competitors to meet current demand supports this position.

MARKETS

The user market for hemp oil products and other nutraceuticals is generally an individual who has a specific health issue where a health advisor or distributor has provided or directed that user to our product. The market for nutraceuticals is subject to many influential factors, but the main issues affecting the market are consumer spending and government regulation.

The market for greenhouses includes household consumers and agricultural businesses alike. The market for greenhouses may see increased demand amongst agricultural businesses, particularly in states like Colorado, Oregon, and Washington, with the legalization of cannabis.

REGULATION AND LITIGATION IN THE TOBACCO INDUSTRY

Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Since the early 1970's the trend has been for increasing regulation, which when coupled with changing public attitudes toward smoking, has had the effect of reducing overall consumption of tobacco products in the United States. Federal law has required warning labels on cigarettes since 1965, though no such warnings have been required for cigars. Recent federal law enacted by Congress has required states applying for certain federal grants for substance abuse programs to adopt a minimum age of 18 for purchase of tobacco products and to establish elaborate enforcement programs to support this requirement. Legislation proposed but not enacted by Congress has sought to impose (1) bans on advertising of tobacco products or on the deductibility of such advertising expenses for federal tax purposes, (2) additional labeling, warnings or listings of additives, (3) preemption of state law to impose civil liabilities on manufacturers and distributors of tobacco products, (4) reimbursement to the federal government for health care costs incurred in connection with tobacco-related conditions and (5) regulation of tobacco products by the Food and Drug Administration as a possibly addictive "drug." Moreover, the Environmental Protection Agency has concluded that widespread exposure to so-called "secondary smoke" may present a serious and substantial public health concern. The impact of this finding and the EPA's authority to regulate "secondary smoke" are the subject of ongoing litigation.

Many states and local governments have passed statutes or ordinances severely limiting the types of establishments (such as restaurants and office buildings), and the areas within such establishments, in which persons may smoke, or have banned smoking.

We cannot predict the outcome of these legislative and regulatory initiatives or of litigation in the future. Presumably, the trend toward increased regulation will continue at all levels. Depending on these outcomes, there may be a materially adverse effect on the tobacco products industry in general and our Company in particular. See "RISK FACTORS."

EXCISE TAXES

Cigars have long been subject to federal, state and local excise taxes and it is frequently suggested that additional excise taxes be levied on such products to support various legislative programs. We are unable to predict whether significant increases in excise taxes on its products will be enacted in the future. Such increases were proposed by the Clinton Administration in 1993 to fund that administration's health care reform initiatives, but were not enacted by Congress. Imposition of significant increases in excise taxes could have a material adverse impact on the large cigar industry in general and our efforts in particular.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business and selecting blends for cigars, we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

EMPLOYEES

We presently have five consultants including Messrs. Davis, Alfred Rushing, and Michael Rushing, our officers and directors, under hourly oral consulting agreements, and Reginald Saunders, a director, under a written consulting agreement. There are no employees at this time. Our officers and directors are responsible for planning, development and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. We do not have written employment agreements with any of our officers or directors at this time.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO RICH CIGARS' PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; RICH CIGARS' LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF RICH CIGARS' FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. RICH CIGARS IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

LIMITED OPERATING HISTORY

There can be no assurance that our management will be successful in its attempts to implement the our business plan, build the corporate infrastructure required to support operations at the levels called for by our business plan or that we will generate sufficient revenues to meet expenses or to achieve or maintain profitability.

We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•         Obtain sufficient working capital to support our establishment and expansion;

•         Find and realize the asset management opportunities required to generate revenue;

•         Maintain adequate control of our expenses allowing us to realize anticipated income growth; and

•         Anticipate and adapt to changing conditions in the tobacco products industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

OUR MANAGEMENT TEAM HAS NO EXPERIENCE OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL AND STATE SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Members of our management team have no experience managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement relating to the Securities being sold in this Offering or the development of an active and liquid trading market for our common stock.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited financial statements included in the registration statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has not commenced revenue. There is no assurance that any revenue will be realized in the future.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake sufficient sales and business development efforts required to identify clients and assist them with asset acquisitions, development of their real estate projects or management of existing stabilized assets, which may result in a negative impact to our cash flow and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the development of similar products undertaken by our competition; (iii) the level of our investment in sales and marketing; and (iv) the amount of our capital expenditures, including corporate acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Shares. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

SHAREHOLDERS WILL EXPERIENCE DILUTION OF THEIR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

If we raise additional capital subsequent to hereto through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our common stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

WE WILL DEPEND UPON MANAGEMENT BUT WE MAY AT TIMES HAVE LIMITED PARTICIPATION OF MANAGEMENT

Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business, except for Mr. Davis, is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 25 hours per week. Mr. Davis, President, CEO and a director, works full time pursuing the business plan of the Company and has been working with retail stores for product placement and distribution relationships, as well as spending up to 30 hours a week on product event planning for the Company. He has also been working with potential brand ambassadors of the Company, with the help of Mr. Saunders. Mr. Al Rushing, Vice President, Secretary, COO and a director, is an owner and operations manager at The Cigar Factory in New Orleans, LA, and spends approximately 20 hours a week on our company's business. Mr. Michael Rushing, Vice President of Sales and a director, is an Executive Team Leader at Target Corporation, and will spend approximately 40 hours per week on our company's business. Mr. Saunders, Senior Vice President of Marketing and Entertainment and a director, is Senior Director of Entertainment Marketing at Jordan Brand, a division of Nike, and will spend approximately 30 hours per week on our Company's business. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

We will be dependent on several key members of its management and operations teams for the foreseeable future. In particular, we are dependent on Richard Davis as our president Chief Executive Officer and Alfred Rushing, our Vice President, Secretary and Chief Operations Officer. The loss of the services of either executive could have a material adverse effect on our operations and prospects. At this time, we have no employment agreements with any of these individuals, though it is contemplated that the Company may enter into such agreements with certain of its key employees on terms and conditions usual and customary for its industry. We do not currently have any "key man" life insurance on any employees or officers.

WE MAY FACE DIFFICULTIES ESTABLISHING A NEW BRAND.

Our principal business strategy is to develop the Rich Cigars brand name as a respected brand associated with the highest quality premium cigars. The marketing of luxury consumer goods such as high-quality, premium cigars is highly dependent on creating favorable consumer perception through well-orchestrated advertising and public relations. We will be expending a significant percentage of the proceeds of any future cash raises for advertising and promotional activities. The Company has little advertising experience, having spent only minimal amounts on such activities to-date. The Company's competitors have significantly greater advertising resources and experience and enjoy well-established brand names. There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

WE MAY REQUIRE ADDITIONAL FUNDING.

We are highly dependent on the infusion of additional capital through other private placements or loans supporting ongoing operations and expansion. If we are not successful in obtaining subscriptions for this Offering it could be necessary to seek additional financing elsewhere or to materially curtail our expansion plans. There can be no assurance that such other financing would be available to us on satisfactory terms or at all. Failure to obtain such financing could materially impair our ability to increase sales and achieve profitability.

WE MAY BE ADVERSELY AFFECTED BY CHANGES IN THE REGULATION OF TOBACCO PRODUCTS.

All manufacturers of tobacco products are subject to extensive and increasing regulation at the federal, state and local levels. These regulations have, for example, imposed labeling requirements, limited advertising of tobacco products, restricted smoking in public areas such as office buildings and restaurants and prohibited sales of tobacco products to minors. Proposals have been entertained to transfer regulation of tobacco products from the Federal Trade Commission to the Food and Drug Administration, which has expressed the intention to regulate tobacco products as an addictive "drug." There can be no assurance as to the content, timing or effect of future regulations on the federal, state or local levels or that such regulations would not have a material adverse effect on our business.

WE MAY FACE LITIGATION ISSUES SIMILAR TO THOSE IN THE CIGARETTE INDUSTRY.

Manufacturers and distributors of tobacco products have been the subject of increasing litigation seeking to extend product liability to such companies for allegedly tobacco-related medical conditions of smokers. While such litigation has primarily centered on cigarettes, there can be no assurance that the increased popularity and visibility of cigars will not result in similar litigation against manufacturers and distributors of cigars. If we were to become a party to such litigation, either any finding of liability on our or the expense and diversion of management time in defending such litigation could have a material adverse effect on our Company.

WE MAY BE SUBJECT TO INCREASING EXCISE TAXES.

Cigars (and tobacco products generally) have long been subject to excise taxes on the federal, state and local levels. From time to time proposals have been made to increase such taxes to fund various legislative initiatives. Substantial increases in excise taxes could have a material adverse impact on the cigar industry in general and our Company in particular.

OUR COMPETITION IS MUCH LARGER AND HAS BEEN IN THE MARKETPLACE MUCH LONGER.

Several large, well-financed competitors with long-standing brand recognition, successful histories of new product introductions and long-standing relationships dominate the market for the distribution of premium cigars with tobacco growers and distributors. We compete with well-established companies for sales to distributors and to consumers. While we believe that the rapidly expanding market for sales of premium cigars has created room for new competitors to achieve substantial sales and profits, there can be no assurance that we can compete successfully on price or in obtaining raw materials, building facilities and attracting and keeping skilled labor, which could result in material adverse effects on our business.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL MANUFACTURING AND IMPORTATION.

Our operations are in Ocala, Florida, but the sources of our products and tobacco are located in Nicaragua. As such, we are subject to the risks of changes in social, political and regulatory climate inherent in foreign trade, including potential changes in either Nicaraguan or U.S. laws or regulations regarding foreign investment in and transfers of capital from Nicaragua. While we are not aware of any such social, political or regulatory changes, if such a change should occur, it could materially impair our operations and its financial condition.

WE ARE AN "EMERGING GROWTH COMPANY," AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO "EMERGING GROWTH COMPANIES" COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the JOBS Act, and, for as long as we continue to be an "emerging growth company," we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to "emerging growth companies" and expect to continue to do so.

THE JOBS ACT ALLOWS US TO DELAY THE ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS THAT HAVE DIFFERENT EFFECTIVE DATES FOR PUBLIC AND PRIVATE COMPANIES.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

OUR COMMON SHARES WILL NOT INITIALLY BE REGISTERED UNDER THE EXCHANGE ACT AND AS A RESULT WE WILL HAVE LIMITED REPORTING DUTIES WHICH COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

Our common shares are not registered under the Exchange Act. As a result, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year. Our common shares are not registered under the Securities Exchange Act of 1934, as amended, and we do not intend to register our common shares under the Exchange Act for the foreseeable future, provided that, we will register our common shares under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As a result, although, based on the effectiveness of the registration statement, we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common shares are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common shares are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common shares will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directs, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through the Company's registration statement and periodic reports we file thereunder. Furthermore, so long as our common shares are not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

BECAUSE OUR COMMON STOCK IS NOT REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, OUR REPORTING OBLIGATIONS UNDER SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MAY BE SUSPENDED AUTOMATICALLY IF WE HAVE FEWER THAN 300 SHAREHOLDERS OF RECORD ON THE FIRST DAY OF OUR FISCAL YEAR.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, $10,000,000 in total assets and either more than 2,000 shareholders of record or 500 shareholders of record who are not accredited investors (as such term is defined by the Securities and Exchange Commission), in accordance with Section 12(g) of the Exchange Act).  As long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our Bylaws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Florida or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Florida law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company." The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors' and officers' liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LITIGATION, SPECIFICALLY TOBACCO RELATED LITIGATION, IN THE FUTURE WHICH COULD IMPACT THE FINANCIAL HEALTH OF THE COMPANY.

Currently there are no legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Various types of claims may be raised in tobacco-related litigation, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

Litigation is subject to uncertainty and it is possible that there could be adverse developments in future cases. An unfavorable outcome or settlement of pending tobacco-related or other litigation could encourage the commencement of additional litigation. Damages claimed in some tobacco-related or other litigation are significant and, in certain cases, range in the billions of dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. In certain cases, plaintiffs claim that defendants' liability is joint and several. In such cases, Rich Cigars, Inc. may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, the Company under certain circumstances may have to pay more than their proportionate share of any bonding- or judgment-related amounts. This risk has been substantially reduced given that 45 states and Puerto Rico now limit the dollar amount of bonds or require no bond at all. Tobacco litigation plaintiffs have challenged the constitutionality of Florida's bond cap statute in several cases and plaintiffs may challenge state bond cap statutes in other jurisdictions as well. Such challenges may include the applicability of state bond caps in federal court. Although we cannot predict the outcome of such challenges, it is possible that the consolidated results of operations, cash flows or financial position of Rich Cigars, Inc. could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome of one or more such challenges.

TOBACCO REGULATION AND CONTROL ACTION IN THE PUBLIC AND PRIVATE SECTORS.

Effective August 8, 2016, the Food and Drug Administration ("FDA") extended its regulatory authority to all tobacco products, including cigars. Cigars, including premium cigars, are now subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). The Tobacco Control Act provides FDA authority to regulate cigarettes, cigarette tobacco, roll-your-own tobacco, smokeless tobacco, and any other tobacco products that the FDA by regulation deems to be subject to the law. With this final rule, FDA is extending the their "tobacco product" authorities in the FD&C Act to all other categories of products that meet the statutory definition of "tobacco product" in the FD&C Act, except accessories of such newly deemed tobacco products. This final rule also prohibits the sale of "covered tobacco products" to individuals under the age of 18 and requires the display of health warnings on cigarette tobacco, roll-your own tobacco, and covered tobacco product packages and in advertisements.

The new rule:

•         requires health warnings on roll-your-own tobacco, cigarette tobacco, and certain newly regulated tobacco products and also bans free samples;

•         requires that manufacturers of newly regulated tobacco products that were not on the market as of February 15, 2007, show that products meet the applicable public health standard set by the law;

•         requires that those manufacturers receive marketing authorization from the FDA;

•         restricts youth access to newly regulated tobacco products by: 1) not allowing products to be sold to those younger than 18 and requiring age verification via photo ID; and 2) not allowing tobacco products to be sold in vending machines (unless in an adult-only facility); and

•         gives a foundation for future FDA actions related to tobacco.

As a result of these newly implemented regulations, we may face further regulatory hurdles, and will expend time, money, and resources complying with the product testing, registration, and marketing approval processes required under these regulations. The FDA expects that manufacturers will continue selling their products for up to two years while they submit-and an additional year while the FDA reviews-a new tobacco product application. The FDA will issue an order to give marketing authorization where appropriate. Otherwise, the product will face FDA enforcement.

We cannot predict how the FDA will implement and enforce its statutory authority, including by promulgating additional regulations and pursuing possible investigatory or enforcement actions. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced cigarette industry volume, and we expect that these factors will continue to reduce cigarette consumption levels, which could negatively impact cigar industry volume as well. Actions by the FDA or other federal, state or local governments or agencies may impact the consumer acceptability of tobacco products, limit adult consumer choices, delay or prevent the launch of new or modified tobacco products, restrict communications to adult consumers, restrict the ability to differentiate tobacco products, create a competitive advantage or disadvantage for certain tobacco companies, impose additional manufacturing, labeling or packing requirements, require the recall or removal of tobacco products from the marketplace or otherwise significantly increase the cost of doing business, all or any of which may have a material adverse impact on the business, results of operations, cash flows or financial position of Rich Cigars, Inc.

WE SELL OUR PRODUCTS AND SERVICES IN HIGHLY COMPETITIVE MARKETS, WHICH RESULTS IN PRESSURE ON OUR PROFIT MARGINS AND LIMITS OUR ABILITY TO MAINTAIN OR INCREASE THE MARKET SHARE OF OUR SERVICES.

The tobacco industry is subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other cigar companies. It is possible that one or more of our competitors could develop a significant advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in raw materials and shifts in customer preferences away from tobacco products could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows. In the cigar category, additional competition has resulted from increased imports of machine-made large cigars manufactured offshore.

OUR FUTURE GROWTH IS LARGELY DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY COMPETE WITH NEW AND EXISTING COMPETITORS BY DEVELOPING PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE WITH ACCEPTABLE MARGINS.

Our business operates in markets that are characterized by legal and regulatory pressures and evolving industry standards. If similar high-end tobacco companies gain market acceptance, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging trends in our target end-markets; develop and maintain competitive products; enhance our products by increasing the associated brand reputation that differentiate us from our competitors; and develop and bring products to market quickly and cost-effectively. Our ability to develop new products can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new products on a timely basis. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject these products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products, which may cause consumers to defer or forego purchases of our products or services. Also, the markets for our products and services may not develop or grow as we anticipate. The failure of our products to gain market acceptance, the potential for lawsuits, or the obsolescence of our products could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.

ADVERSE PUBLICITY OR CONSUMER PERCEPTION OF OUR PRODUCTS AND ANY SIMILAR PRODUCTS DISTRIBUTED BY OTHERS COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR SALES AND REVENUES.

We believe we are highly dependent upon positive consumer perceptions of the quality of our products as well as similar products distributed by other tobacco companies. Consumer perception of tobacco products can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety or quality of tobacco and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported.

DEPENDENCE UPON TRADEMARKS AND PROPRIETARY RIGHTS, FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We intend to seek trademark registrations covering our brands and products, and expect to continue to file, trademark applications seeking to protect newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to or licensed by us.

OUR INSURANCE COVERAGE OR THIRD PARTY INDEMNIFICATION RIGHTS MAY NOT BE SUFFICIENT TO COVER OUR LEGAL CLAIMS OR OTHER LOSSES THAT WE MAY INCUR IN THE FUTURE.

In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer's requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

IF DEVELOPED, OUR BRANDS MAY BECOME VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS AND BRAND.

We may invest significant resources to build and protect our brands. However, we may be unable or unwilling to strictly enforce our rights, including our trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

AN INCREASE IN PRODUCT RETURNS COULD NEGATIVELY IMPACT OUR OPERATING RESULTS AND PROFITABILITY.

We will permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management's expectations and the provisions established, future return rates may increase more than anticipated. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

WE HAVE NO MANUFACTURING CAPACITY AND ANTICIPATE CONTINUED RELIANCE ON THIRD-PARTY MANUFACTURERS FOR THE DEVELOPMENT OF OUR PRODUCTS.

We do not currently operate manufacturing facilities for production of our products. We lack the resources and the capabilities to manufacture our products. We do not intend to develop facilities for the manufacture of products in the foreseeable future. We will rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products.

Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

A SHORTAGE IN THE SUPPLY OF KEY RAW MATERIALS COULD INCREASE OUR COSTS OR ADVERSELY AFFECT OUR SALES AND REVENUES.

All of the raw materials for our products are obtained from third-party suppliers. Shortages in certain ingredients could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

TOBACCO PRICE, AVAILABILITY AND QUALITY.

Any significant change in tobacco leaf prices, quality or availability could adversely affect our profitability and business.

VARIOUS DISEASES, PESTS AND CERTAIN WEATHER CONDITIONS.

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our suppliers of agricultural raw materials will succeed in preventing contamination in existing fields. Future government restrictions regarding the use of certain materials used in growing agricultural raw materials may increase costs and/or reduce production of crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of crops, which could lead to a shortage of our product supply.

DAMAGE TO OUR REPUTATION.

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributors maintain standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components that meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•          a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

•          a perceived failure to address concerns relating to the quality, safety or integrity of our products;

•          our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

•          effects that are perceived as insufficient to promote the responsible use of our products.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

CONTAMINATION.

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our products or defects in the process could lead to low quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands.

CONFLICTS OF INTEREST.

Certain conflicts of interest may exist between our Company and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company.

LIMITED REVENUE HISTORY.

Our Company is considered in development stage. Our Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company's Shares will be increased thereby.

LACK OF DIVERSIFICATION.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within our business or industry and therefore increase the risks associated with our operations.

DEPENDENCE UPON MANAGEMENT. LIMITED PARTICIPATION OF MANAGEMENT.

Our Company will be heavily dependent upon our management skills, talents, and abilities, as well as our consultants, to implement our business plan, and may, from time to time, find that their inability to devote full time attention to the business of our Company results in a delay in progress toward implementing our business plan.

DEPENDENCE UPON OUTSIDE ADVISORS.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company's management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Based on our current cash reserves, we will have relatively small operational budget for the operations that we cannot expand without additional raising capital.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We cannot give any assurances that we will be able to raise enough capital to fund acquisitions and product development.

We will need to raise additional funds to support not only our budget, but also our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

RISKS RELATED TO OUR COMMON STOCK

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE HAVE NOT AND MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have not paid dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate.

A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

Our common stock has been quoted on the OTC Pink since November 16, 2016, under the symbol "RCGR." There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.

Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We may be subject now and in the future to the SEC's "penny stock" rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

Our shareholders may be able to use Rule 144 as an exemption for resale, but resales under Rule 144 could have a depressive effect on the market-trading price, if any. Investors will have no effective way to combat this.

OUR SHARES ARE THINLY TRADED.

The shares of our common stock may continue to be thinly-traded on the OTC Markets under the symbol RCGR, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on

Securities price. We cannot give you any assurance that an active public trading market for our common Securities will ever develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or any prices or at all if they need money or otherwise desire to liquidate their securities of our Company. Our common stock may not be able to be liquidated at or near ask prices in any volume in the markets.

OUR COMMON STOCK MARKET PRICES MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT INVESTORS MAY NOT BE ABLE TO SELL THEIR SECURITIES AT OR ABOVE THE PRICE THAT WAS PAID FOR THE SECURITY.

Because of the limited trading market for our common stock and because of the possible price volatility, shareholders may not be able to sell their shares of common stock when desired. The inability to sell common stock in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of our price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

●        Variations in our quarterly operating results;

●        Loss of a key relationship or failure to complete significant transactions;

●        Additions or departures of key personnel; and

●        Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders' investments in our stock.

FUTURE DILUTION MAY OCCUR DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATION IN THE FUTURE.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, acquisitions, or pursuant to any future Employee/Consultant Stock Option Plan.

OUR NEW INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF PURCHASERS' INVESTMENTS.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to warrants will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, new investors will bear most of the risk of loss.

OUR BUSINESS IS HIGHLY SPECULATIVE AND THE INVESTMENT IS THEREFORE HIGHLY RISKY.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be future deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

POTENTIAL CHANGES IN ACCOUNTING PRACTICES AND/OR TAXATION MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes could affect our products affordability and reduce our sales.

WE WILL RELY ON THIRD PARTIES FOR SERVICES IN CONDUCTING OUR BUSINESS AND ANY DISRUPTION OF THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR BUSINESS.

We will have contracts with third parties. If these relationships are disrupted for any reason our results of operation and financial condition could be adversely affected.

REPORTING INFORMATION.

Our Company is subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, shareholders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. Our Company intends to provide our shareholders with annual reports containing financial information prepared in accordance with Generally Accepted Accounting Principles as required by Sec. 13 of the Securities Exchange Act of 1934.

LIMITED FINANCING - LACK OF LOAN AVAILABILITY.

The monies currently on hand may not be sufficient for the continued expanded operations of our Company. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company. (See "Business Summary")

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

CAPITAL RESOURCES.

The only capital resources of our Company are our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink. Our common stock was approved for quotation on the OTC Pink on November 16, 2016, under the symbol "RCGR". Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

On October 5, 2016, the Company's Board of Directors approved an increase in the number of shares authorized for issuance to one billion shares (1,000,000,000). Additionally, the Board declared a five for one stock split of the Company's outstanding common stock. This transaction has been retroactively applied to all periods presented in this report on Form 10-K.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2015	Low		High
First Quarter - ended March 31, 2015	$	N/A	$	N/A
Second Quarter - ended June 30, 2015	$	N/A	$	N/A
Third Quarter - ended September 30, 2015	$	N/A	$	N/A
Fourth Quarter - ended December 31, 2015	$	N/A	$	N/A

Fiscal 2016	Low		High
First Quarter - ended March 31, 2016	$	N/A	$	N/A
Second Quarter - ended June 30, 2016	$	N/A	$	N/A
Third Quarter - ended September 30, 2016	$	N/A	$	N/A
Fourth Quarter - ended December 31, 2016		$.01		$.01

Holders.

As of December 31, 2016, there are approximately 35 record holders of 2,612,980 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2016, we made the following sales of our unregistered shares.

DATE OF SALE (1)	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
August 2016	Common Shares	125,080	$12,508	Accredited Investors
September 2016	Common Shares	20,000	$2,000	Accredited Investors
September 2016	Common Shares	112,500	Consulting Services of approximately $11,250	Business Associates

(1)     Date of first sale. Securities sold pursuant to a Rule 506(b) exemption.

EXEMPTION FROM REGISTRATION CLAIMED

All of the above sales by our Company of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were either primarily existing shareholders, sophisticated shareholders, consultants or sophisticated investors known to us and our management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of our Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2016, we had an accumulated deficit totaling $552,586. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the year ended December 31, 2016, we had $4,863 in revenues compared to $Nil for the Year ended December 31, 2015. For the year ended December 31, 2016, Officers Compensation was $91,896 compared to $2,678 for the previous year, Professional Fees and Travel Expenses increased by $12,922 and $12,093, respectively, over the previous year, and Marketing Expenses increased to $36,348 from $2,675 in the previous year. We incurred $426 in Depreciation and $1,700 in Amortization expenses in the current year compared to $426 and $Nil for the previous year. For the year ended December 31, 2016 we incurred an operating loss of $244,178. This compares to the net loss of $97,216 for the Year ended December 31, 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $552,586 as of December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended December 31, 2016 the Company received $14,508 in private placement subscriptions for the Company's common stock and issued 145,080 shares. During the year ended December 31, 2016 the Company issued 112,500 to a contractor for services rendered and valued at $11,250.

During the year ended December 31, 2016, the Company received $216,580 in shareholder contributions to be used in the Company's regular activities. As of December 31, 2016, the Company has used these proceeds on the Company's operations and purchases.

Investing Activities

The Company had no investing activities for the year ended December 31, 2016.

Liquidity and Capital Resources

As at December 31, 2016, our cash balance was $4,260 as compared to $7,056 at December 31, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the year ended December 31, 2016, the Company used cash in the amount of $233,884 in operating activities, which is an increase of $145,877 over the previous year. The increase in the operating expenses of $149,668 for the year ended December 31, 2016 over the year ended December 31, 2015, is the main factor in the increased cash used; however, there were positive adjustments made in the depreciation and amortization, and shares issued for services categories, and there was a positive change in the accounts payable and accrued expenses categories, which help to offset the increased spending. The increased operating expenses are due to the Company's effort to produce and sell its product, and its effort to publicly list the Company.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RICH CIGARS, INC.

FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Rich Cigars, Inc.

5100 SE 103rd Street

Ocala, FL 34476

We have audited the accompanying balance sheets of Rich Cigars, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Cigars, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered continuing losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington Utah

March 30, 2017

Rich Cigars, Inc.
Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ 4,260	$ 7,056
Accounts receivable, net	8	-
Inventory	13,338	2,947
Prepaid expenses	16,764	12,498
Total current assets	34,370	22,501

Property and Equipment, net	924	1,350
Intangible Assets, net	6,800	8,500
Total Fixed Assets	7,724	9,850

Total assets	$ 42,094	$ 32,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 12,991	$ 1,408
Total current liabilities	12,991	1,408

Total liabilities	12,991	1,408

Commitments and Contingencies	-	-

Shareholders' equity:
Common stock; no par value; 1,000,000,000
shares authorized; 2,612,980 and 2,355,400 shares issued and outstanding
at December 31, 2016 and December 31, 2015, respectively	581,689	339,351
Accumulated deficit	(552,586)	(308,408)

Total shareholders' equity	29,103	30,943

Total liabilities and shareholders' equity	$ 42,094	$ 32,351

See accompanying notes to the financial statements.

Rich Cigars, Inc.
Statements of Operations

	Year Ended
	December 31, 2016	December 31, 2015

REVENUES	$ 4,863	$ -
COST OF SALES	2,157	-

GROSS PROFIT	2,706	-

OPERATING EXPENSES
Officers Compensation	91,896	2,678
Professional Fees	58,652	45,730
Travel Expense	44,039	31,946
Marketing Expense	36,348	2,675
Meals and Entertainment	6,443	6,433
Other General and Administrative	4,039	4,183
Telephone Expense	3,341	3,145
Amortization Expense	1,700	-
Depreciation Expense	426	426
Total operating expenses	246,884	97,216

Operating Loss	(244,178)	(97,216)

Other Income	-	-

NET LOSS	$ (244,178)	$ (97,216)

Net loss per share applicable to common stockholders - basic and diluted	$ (0.10)	$ (0.04)

Weighted average number of shares outstanding - basic and diluted	2,442,404	2,360,674

See accompanying notes to the financial statements.

Rich Cigars, Inc.
Statements of Shareholders' Equity

	Common Shares	Common Stock	Common Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

BALANCE, December 31, 2014	2,380,400	$238,040	$ (16,252)	$ (211,192)	$ 10,596

Treasury shares purchased and cancelled	(25,000)	(2,500)	-	-	(2,500)
Collection of subscriptions receivable	-	-	16,252	-	16,252
Shareholder contributions	-	103,811	-	-	103,811
Net loss	-	-	-	(97,216)	(97,216)

BALANCE, December 31, 2015	2,355,400	$339,351	$ -	$ (308,408)	$ 30,943

Shareholder contributions	-	216,580	-	-	216,580
Issuance of shares for cash	145,080	14,508	-	-	14,508
Issuance of shares for services	112,500	11,250	-	-	11,250
Net Loss	-	-	-	(244,178)	(244,178)

BALANCE, December 31, 2016	2,612,980	$581,689	$ -	$ (552,586)	$ 29,103

See accompanying notes to the financial statements.

Rich Cigars, Inc.
Statements of Cash Flows

	Year ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(244,178)	$ (97,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	2,126	426
Shares issued for services	11,250	22,500
Change in assets and liabilities:
Accounts receivable	(8)	-
Prepaid expenses	(4,266)	(11,224)
Inventory	(10,391)	(2,947)
Accounts payable and accrued expenses	11,583	454
Net cash used in operating activities	(233,884)	(88,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of subscription receivable	-	16,252
Proceeds from share issuance	14,508	-
Shareholder contributions	216,580	81,311
Repurchase and cancellation of common shares	-	(2,500)
Net cash provided by financing activities	231,088	95,063

NET CHANGE IN CASH	(2,796)	7,056
CASH, beginning of period	7,056	-
CASH, end of period	$ 4,260	$ 7,056

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the financial statements.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Year Ended December 31, 2016 and 2015

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

NOTE 3   GOING CONCERN

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2016, the Company has incurred net losses of $552,586 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash on hand in the amount of $4,260 and $7,056 as December 31, 2016 and 2015, respectively.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Year Ended December 31, 2016 and 2015

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2016 and 2015, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Inventory

The Company records inventory at lower of cost or net realizable values which consists of ready for sale cigars and other accessories. Cost is determined using the first-in, first-out method. The Company had a balance in inventory of $13,338 and $2,947 at December 31, 2016 and 2015, respectively.

Property and Equipment

The Company records property and equipment at historical cost, and depreciates these assets using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings	Up to 35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 years

Expenditures for additions and improvements over $1,500 that  substantially extend the useful life of property and equipment  or increase its  operating  effectiveness  are  capitalized. Repair and  maintenance  costs are  expensed  as  incurred.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition. The Company's net revenue is principally from the manufacturing and sales of high-quality, hand-rolled, premium cigars. In all cases, revenue is recognized when a sales transaction closes and the product is shipped or picked-up by the customer. For the years ended December 31, 2016 and 2015, the Company recorded revenues related to the sale of cigars in the amount of $4,488 and $0, respectively.  Additionally, the Company hosts private events and provides the services of a professional cigar roller.  As of December 31, 2016 and 2015, the Company recorded revenues for these services in the amount of $375 and $0, respectively.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing products for sale, including freight charges and packaging, as cost of goods sold in the accompanying Income Statement.

Shipping and Handling Costs

Shipping and handling costs to transport goods to customers are primarily paid directly by the customer.

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. The Company did not incur any advertising and promotion expenses during the years ended December 31, 2016 and 2015, respectively.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Year Ended December 31, 2016 and 2015

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the years ended December 31, 2016 and 2015.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed. All of the Company's tax years since inception remain subject to examination by Federal and State jurisdictions.

NOTE 5   Property and Equipment

Property and Equipment consists of the following:

	December 31, 2016	December 31, 2015
Furniture and Equipment	$ 2,131	$ 2,131
Less Accumulated Depreciation	(1,207)	(781)
Property and Equipment, net	$ 924	$ 1,350

For the years ended December 31, 2016 and 2015, the Company recorded Depreciation Expense of $426 and $426.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Year Ended December 31, 2016 and 2015

NOTE 6   Intangible Assets

Intangible Assets consists of the following:

	December 31, 2016	December 31, 2015
Website Development Costs	$8,500	$8,500
Less Accumulated Amortization	(1,700)	-
Intangible Assets, net	$6,800	$8,500

In May 2014, the Company issued 85,000 shares for the development of the Company's website, which is currently recorded in Website Development Costs. The website for the Company went live on January 1, 2016, and as a result the Company began depreciating the asset at that time. The Company will depreciate the asset over a period of 5 years. For the years ended December 31, 2016 and 2015, the Company recorded Amortization expense of $1,700 and $0, respectively.

NOTE 7   EQUITY

In July 2013, the Company authorized the issuance of up to 200 million shares of common stock. Holders of the Company's common stock are entitled to one vote at any shareholder's meeting for each share of stock they own as of the date of grant. All common shares are equal to each other with respect to voting, liquidation, and dividend rights. As of December 31, 2016 and 2015, the Company has issued and outstanding 2,612,980 and 2,355,400 shares of common stock, respectively.

In April 2014, the Company issued approximately 5,000 shares of the Company's common stock for $500. In May 2014, the Company issued 85,000 shares for the development of the Company's website, which is currently recorded in Website Development Costs (See Note 6). Additionally, in March 2014 the Company converted liabilities of $300,000 into 750,000 shares of the Company's common stock.

In March 2015, the Company repurchased 25,000 shares of the Company's outstanding common shares for $2,500. The shares have been cancelled and removed from the Company's reported Common Stock on the Balance Sheets.

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

On October 5, 2016, the Company's Board of Directors approved an increase in the number of shares authorized for issuance to one billion shares (1,000,000,000). Additionally, the Board declared a five for one stock split of the Company's outstanding common stock. This transaction has been retroactively applied to all periods presented in the financial statements.

As of December 31, 2016, the Company's shareholders have contributed a total of $320,391 in the business to be used in the Company's regular activities. As of December 31, 2016, the Company has used these proceeds on the Company's operations and purchases.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Year Ended December 31, 2016 and 2015

NOTE 8   TAXES

The components of deferred taxes are as follows:

	December 31, 2016	December 31, 2015
Deferred income tax assets:
Operating loss carryforwards	$207,772	$115,961
Less: Valuation allowance	(207,772)	(115,961)

Net deferred tax assets	$ -	$ -

   The components of income tax benefit for the periods ended are as follows:

	December 31, 2016	December 31, 2015

Current tax benefit	$(91,810)	$(36,553)
Change in valuation allowance	91,810	36,553

Income tax provision	$ -	$ -

At December 31, 2016 and 2015, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income. The Company calculates the valuation allowance using a Federal Income rate of 34.0% and a State Income rate of 3.6%.

At December 31, 2016, the Company had net operating loss carryforwards for tax purposes of $552,586 which will expire beginning in 2033, if not previously utilized.  The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2016, the Company's tax years for 2013, 2014, and 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2016, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2012. Tax year 2012 was open as of December 31, 2015.

NOTE 9   COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2016, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

NOTE 10   SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's fiscal year 2016 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer acting as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting. We intend to expand our procedures and controls for the current fiscal year.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2016. We believe that internal control over financial reporting is not effective because of a lack of segregation of duties and because of the lack of a dedicated Chief Financial Officer. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We do not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

The following table sets forth the names and ages of officers and directors as of December 31, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title

Richard Davis	33	Since Inception	Chief Executive Officer, President, and Director

Alfred Rushing	51	Since Inception	Vice President, Chief Operating Officer, Secretary, and Director

Michael Rushing	30	Since 2014	Director and Vice President of Sales

Reginald Saunders	45	Since October 1, 2015	Director and Senior Vice President of Marketing and Entertainment

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors. Currently, we do not have an employment agreement in place with our officers and directors. They act as consultants under oral agreements, on an hourly basis and bill the company monthly at an hourly rate of $50.00 per hour. We have two consultants, Mr. James Cruz and Mr. Reginald Saunders, with whom we have contracted for marketing services. Mr. Cruz and Mr. Saunders have been and will be compensated with shares of common stock. Copies of the consulting agreements can be found in our Amendment 1 to the S-1 filing dated March 31, 2016 found at www.sec.gov.

The officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified under Rich Cigars, Inc. bylaws.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Biographical Information:

Richard Davis, President and Director

Mr. Davis, age 33, attended University of North Carolina from 2001 - 2005, where he studied Business Administration and Marketing. Mr. Davis has been President and Director of MainStreet Ventures from 2009 - 2014. Mr. Davis formerly controlled RichKeys Enterprises, LLC from November 2012 until September 2014. Mr. Davis has worked since 2014 as a financial consultant. Mr. Davis' experience in business and marketing qualifies him for the position with our company. Mr. Davis will spend approximately 40 hours per week on our company's business.

Alfred Michael Rushing, Vice President, Secretary and Chief Operating Officer and Director

Mr. Rushing, age 51, attended University of Detroit in 1980, and Miramar College in 1985 and received an Associates Degree. He has been an operations manager and owner at "The Cigar Factory" in New Orleans, LA from 2003 to present. This experience qualification is the basis for his participation in management of our company. Mr. Rushing will spend part time, approximately 20 hours a week, on our company's business.

Michael Rushing, Vice President of Sales and Director

Mr. Rushing, age 30, is the son of Alfred Rushing and is Vice President of Sales since Spring of 2014, obtained a Bachelor of Arts degree in Business Management in 2008 from Dillard University in New Orleans. From 2000-2004, he worked in various positions at the Cuban Cigar Factory in San Diego, CA finishing as a supervisor. He then worked at the Cigar Factory in New Orleans, from 2004-2010 finishing as a Store Manager, overseeing sales, stocking, staff and products. From August 2010 to date he has been employed at Target Corporation as an Executive Team Leader in the areas of Guest Experience and Human Resources. Mr. Rushing will spend approximately 40 hours a week on our Company's business.

Reginald Saunders, Senior Vice President of Marketing and Entertainment and Director

Mr. Saunders, age 45, has over twenty years of experience in public relations and marketing within the sports and entertainment industries. After attending Towson University from 1989-1992, he began his career with the Baltimore Orioles in public relations and community affairs, and subsequently transitioned to the NFL Washington Redskins, where he served as the Assistant Director of Public Relations and acted as owner Jack Kent Cooke's personal public relations official. Mr. Saunders then worked in the NFL League office in NY, NY where he was the Assistant Director of Youth Events and was responsible for sponsor's activation with Gatorade Punt, Pass and Kick, the Ford Inner City Program for Youth, Jr. Player Development Program and the NFL Flag program presented by Nike. Additional experience within league offices was to come when he became involved with the National Basketball Association and the new NBDL (National Basketball Development League), where he was responsible for the league's brand development and led the charge to market and gain valuable sponsorships and alliances that are still present throughout the league.

Mr. Saunders went to work in the entertainment industry with Midway Games as the Director of Licensing where he interpreted league licenses and contracts for cover athletes, and licensed musicians through major labels. Mr. Saunders then lead the marketing and communications firm, Bragman Nyman Cafarelli, where he assisted clients such as Jordan, T-Mobile, GM, Sony PlayStation and more. In 2007, Mr. Saunders joined the Jordan Brand, a division of Nike, and is now the Senior Director of Entertainment Marketing. Mr. Saunders is also an adjunct professor at University of Central Florida, Orlando Fla. and co-teaches an undergraduate business management class "The Role of Business Innovation and Entrepreneurship in Sport and Entertainment." Mr. Saunders' marketing experience and connections to the sports and entertainment industries qualify him to serve as a director of the Company. Mr. Saunders will spend approximately 30 hours a week on our Company's business.

Committees of the Board of Directors

We do not have any committees managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee at this time.

Conflicts of Interest - General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. Each officer and director of our business is engaged in business activities outside of our business. The amount of time Mr. Davis devotes to our business is more than 40 hours per week. Mr. Al Rushing devotes up to 20 hours per week on our business. Mr. Michael Rushing spends up to 40 hours per week on our business. Mr. Saunders spends up to 30 hours a week on our business.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors to disclose to our business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty us to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person, at this time.

Involvement in Legal Proceedings

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2016, 2015 and 2014. The table sets forth this information for Rich Cigars, Inc. including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards (1) (2)(3)(4)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Davis, President/CEO, Director	2014	0	0	0	0	0	0	0	$0
	2015	0	0	(37,500)	0	0	0	$2,678	$(1,072)
	2016	0	0	0	0	0	0	_91,896__	$91,896

Alfred Rushing, COO, V.P., Secretary & Director	2014	0	0	0	0	0	0	0	$0
	2015	0	0	(37,500)	0	0	0	0	$(3,750)
	2016	0	0	0	0	0	0	0	$0

Michael Rushing, V.P. of Sales & Director	2014	0	0	125,000	0	0	0	0	$12,500
	2015	0	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	0	$0

Reginald Saunders, S.V.P. of Marketing and Entertainment & Director	2014	0	0	0	0	0	0	0	0
	2015	7,500 (4)	0	75,000	0	0	0	0	$7,500
	2016	0	0	0	0	0	0	0	$0

(1)     Accrued consulting

(2)     In exchange for accruals

(3)     @ $0.10 per share

(4)     Mr. Saunders was issued 75,000 shares of common stock, pursuant to his Marketing Services Agreement dated August 18, 2015. The shares were reallocated from Alfred Rushing and Richard Davis.

There are no current employment agreements between our Company and our executive officers or directors, other than the consulting agreement with Mr. Saunders. Our executive officers and directors have agreed to work with minimal remuneration on a month-to-month consulting fee basis at $50 per hour. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation. A total of $91,896 was expensed in the year ended December 31, 2016 for Officers Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by our Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

We have an arrangement to pay consulting fees for services to the following officers/directors:

                Richard Davis, CEO and Director: $50 per hour

                Alfred Rushing, COO and Director: $50 per hour

                Michael Rushing, Director: $50 per hour

Reginald Saunders, Director: contractual arrangement for shares of the Company's Common Stock for marketing consulting (and not as a Director).

DIRECTOR COMPENSATION

Our Directors are permitted to receive fixed fees and other compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2016, 2015 and 2014. The table sets forth this information for our Company including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Davis(1) 2014	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-
2015	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-
2016	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-

Alfred Rushing(1) 2014	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$ -0-
2015	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-
2016	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-

Michael Rushing (1) 2014	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$ -0-
2015	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-
2016	$ -0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-

Reginald Saunders (1)(2) 2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
2016	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Totals	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

(1)     Messrs. Davis, Rushing, Rushing, and Saunders received shares as compensation for services as officers as shown on the Officers Compensation Table, but none for services as directors.

(2)     Mr. Saunders was appointed as an Officer and Director on October 1, 2015.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our officers and directors are indemnified as provided by the Florida Revised Statutes and the bylaws.

Our directors and officers are indemnified as provided by the Florida corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court's decision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named directors and executive officers, and each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2016.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common shares	Richard Davis, President, Chief Executive Officer & Director	637,500	24.397%

Common shares	Alfred Rushing, COO, Vice President, Secretary & Director	387,500	14.830%

Common shares	Michael Rushing, Vice President of Sales & Director	260,000	9.950%

Common shares	James Cruz	150,000	5.741%

Common shares	Reginald Saunders, S.V.P. of Marketing and Entertainment & Director	75,000	2.870%

Common shares	William Hicks, Sr.	250,000	9.568%

Common shares	William Hicks, Jr.	250,000	9.568%

Common shares	All Directors and Executive Officers as a Group (4 persons)	1,360,000	52.048%

(1)     *The address of each person listed above, unless otherwise indicated, is c/o 5100 SW 103rd Street, Ocala, FL 34476.

(2)     Based upon 2,612,980 shares issued and outstanding as of December 31, 2016 on a fully diluted basis.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no grants of stock options since inception to December 31, 2016. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our Board of Directors have not adopted a stock option plan. We have no plans to adopt one but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed below, we have not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

Mr. Saunders has been compensated with 75,000 shares of common stock, and may in the future be issued more shares for his consulting services. Copies of the consulting agreement can be found in our Amendment 1 to the S-1 filing dated March 31, 2016 found at www.sec.gov.

Other than described above, we have no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

There were no equity issuances to our officers and/or directors for the year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2016 we incurred approximately $12,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2016 and review of the financial statements included in our quarterly reports on Form 10-Q. During the fiscal year ended December 31, 2015 we incurred approximately $15,500 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2015 and review of the financial statements included in our quarterly reports on Form 10-Q.

During the fiscal years ended December 31, 2016 and 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	Amendment to Articles of Incorporation [2]
3.3	By-laws of Rich Cigars, Inc. [1]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
[1]

Incorporated by reference from the exhibits included in the Company's Registration Statement No. 333-199452 on Form S-1 filed with the Securities and Exchange Commission (www.sec.gov), dated October 16, 2014.

[2]	Incorporated by reference from the Company's 8-K filed with the Commission on September 19, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Cigars, Inc.

Dated: March 31, 2017	By:	/s/ Richard Davis
Richard Davis
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017

DIRECTORS

/s/ Richard Davis

_____________________________________

Richard Davis, Director, Chief Executive Officer,

Principal Financial Officer, Principal Accounting Officer

/s/ Alfred Rushing

_____________________________________

Alfred Rushing, Director

/s/ Michael Rushing

_____________________________________

Michael Rushing, Director

/s/ Reginald Sunders

_____________________________________

Reginald Saunders, Director