Form 10-Q
period 2017-03-31
RICH CIGARS INC
filed 2017-05-22
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(813) 281-4653

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

As of May 17, 2017, there were 2,712,980 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Rich Cigars, Inc.
Condensed Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$ 7,094	$ 4,260
Accounts receivable, net	885	8
Inventory	12,467	13,338
Prepaid expenses	22,145	16,764
Total current assets	42,591	34,370

Property and Equipment, net	817	924
Intangible Assets, net	6,375	6,800
Total fixed assets	7,192	7,724

Total assets	$ 49,783	$ 42,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 22,365	$ 12,991
Accrued Interest	115	-
Derivative Liability	248,126	-
Convertible note, net of discounts of $69,880 and $0	5,120	-
Total current liabilities	275,726	12,991

Total liabilities	275,726	12,991

Commitments and Contingencies (See note 9)	-	-

Shareholders' equity:
Common stock; no par value; 1,000,000,000 shares authorized;
2,712,980 and 2,612,980 shares issued and outstanding
at March 31, 2017 and December 31, 2016, respectively	639,789	581,689
Common stock subscription receivable	(10,000)	-
Accumulated deficit	(855,732)	(552,586)

Total shareholders' equity	(225,943)	29,103

Total liabilities and shareholders' equity	$ 49,783	$ 42,094

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Operations (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

REVENUES	$ 2,497	$ -
COST OF SALES	1,651	-

GROSS PROFIT	846	-

OPERATING EXPENSES
Professional Fees	28,912	846
Officers Compensation	25,465	12,528
Legal Fees	20,280	-
Travel Expense	19,363	7,090
Accounting and Audit	6,703	5,400
Other General and Administrative	4,901	1,120
Meals and Entertainment	4,793	45
Marketing Expense	1,762	-
Transfer Agent Fees	1,670	615
Amortization Expense	425	425
Depreciation Expense	107	107
Total operating expenses	114,381	28,176

Income (loss) from operations	(113,535)	(28,176)

OTHER INCOME (EXPENSES)
Amortization of discount and issuance cost on convertible notes payable	(5,120)	-
Derivative Interest	(108,552)	-
Interest expense	(115)	-
Change in derivative liability	(75,824)	-
Total other income (expenses)	(189,611)	-

NET LOSS	$ (303,146)	$ (28,176)

Net loss per share applicable to common stockholders - basic and diluted	$ (0.11)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	2,694,299	2,355,400

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Shareholders' Deficit (Unaudited)

	Common Shares	Common Stock	Common Stock Subscription Receivables	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2015	2,355,400	$ 339,351	$ -	$ (308,408)	$ 30,943

Shareholder contributions		216,580			216,580
Issuance of shares for cash	145,080	14,508			14,508
Issuance of shares for services	112,500	11,250			11,250
Net Loss				(244,178)	(244,178)

BALANCE, December 31, 2016	2,612,980	$ 581,689	$ -	$ (552,586)	$ 29,103

Shareholder contributions		48,100			48,100
Issuance of shares for subscription receivable	100,000	10,000	(10,000)		-
Net Loss				(303,146)	(303,146)

BALANCE, March 31, 2017	2,712,980	$ 639,789	$ (10,000)	$ (855,732)	$ (225,943)

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (303,146)	$ (28,176)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	532	532
Beneficial conversion feature and derivative interest	108,552	-
Change in derivative liability	75,824	-
Amortization of discount on convertible notes payable	5,120	-
Change in assets and liabilities:
Accounts receivable	(877)	-
Prepaid expenses	(5,381)	(12,072)
Inventory	871
Accounts payable and accrued expenses	9,489	3,080
Net cash used in operating activities	(109,016)	(36,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Contributions	48,100	29,580
Proceeds from convertible debt	63,750	-
Net cash provided by financing activities	111,850	29,580

NET CHANGE IN CASH	2,834	(7,056)
CASH, beginning of period	4,260	7,056
CASH, end of period	$ 7,094	$ -

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-Cash Financing Activities
Stock subscription receivable	$ 10,000	$ -

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

NOTE 3            GOING CONCERN

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of March 31, 2017, the Company has incurred net losses of $855,732 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  The Company had cash on hand in the amount of $7,094 and $4,260 as March 31, 2017 and December 31, 2016, respectively.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2017 and December 31, 2016, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Inventory

The Company records inventory at lower of cost or net realizable values which consists of ready for sale cigars and other accessories.  Cost is determined using the first-in, first-out method.  The Company had a balance in inventory of $12,467 and $13,338 at March 31, 2017 and December 31, 2016, respectively.

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  The Company's net revenue is principally from the manufacturing and sales of high-quality, hand-rolled, premium cigars.  In all cases, revenue is recognized when a sales transaction closes and the product is shipped or picked-up by the customer.  For the periods ended March 31, 2017 and March 31, 2016, the Company recorded revenues related to the sale of cigars in the amount of $2,497 and $0, respectively.  Additionally, the Company hosts private events and provides the services of a professional cigar roller.  As of March 31, 2017 and March 31, 2016, the Company recorded revenues for these services in the amount of $0 and $0, respectively.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing products for sale, including freight charges and packaging, as cost of goods sold in the accompanying Statement of Operations.

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

Rich Cigars, Inc.

Notes to the Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Shipping and Handling Costs

Shipping and handling costs to transport goods to customers are primarily paid directly by the customer.

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred.  The Company did not incur any advertising and promotion expenses during the periods ended March 31, 2017 and 2016, respectively.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the periods ended March 31, 2017 and 2016.

NOTE 5                 CONVERTIBLE NOTES PAYABLE

On March 24, 2017, the Company entered into a convertible advance with Crown Bridge Partners LLC.  The agreement provides that the Company may borrow up to $750,000.  Borrowings under the line bear interest at 8% upon maturity and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche.  Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received.  As of March 31, 2017, the Company has not drawn any credit against this facility.

On March 24, 2017, the Company entered into a convertible advance with Eagle Equities LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. The note was issued at a 10% discount.  In accordance with ASC 835-30-45, Interest, the company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received.  The conversion formula created an embedded conversion feature. The Company valued this conversion feature as of March 31, 2017 at $248,126 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 358 day term to maturity, risk free interest rate of 1.03% and annualized volatility of 69.88%. The value of the conversion feature was assigned to the derivative liability and created a conversion debt discount to be amortized over the life of the convertible debt.  At March 31, 2017 and 2016, the convertible note was recorded at $5,120 and $0, respectively.  Accrued interest related to this advance was $115 and $0 at March 31, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

NOTE 6                PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	March 31, 2017	December 31, 2016
Furniture and Equipment	$ 2,131	$ 2,131
Less Accumulated Depreciation	(1,314)	(1,207)
Property and Equipment, net	$ 817	$ 924

For the periods ended March 31, 2017 and 2016, the Company recorded Depreciation Expense of $107 and $107.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 7                INTANGIBLE ASSETS

Intangible Assets consists of the following:

	March 31, 2017	December 31, 2016
Website Development Costs	$ 8,500	$ 8,500
Less Accumulated Amortization	(2,125)	(1,700)
Intangible Assets, net	$ 6,375	$ 6,800

In May 2014, the Company issued 85,000 shares for the development of the Company's website, which is currently recorded in Website Development Costs.  The website for the Company went live on January 1, 2016, and as a result the Company began amortizing the asset at that time.  The Company will amortize the asset over a period of 5 years.  For the periods ended March 31, 2017 and 2016, the Company recorded Amortization expense of $425 and $0, respectively.

NOTE 8                 EQUITY

On January 1, 2017, the Company issued 100,000 shares of common stock for $10,000.  The funds have not been received as of March 31, 2017, and the Company has recorded this issuance as a subscription receivable.  The subscription receivable is recorded as a direct offset in the Company's Statement of Equity statement as of March 31, 2017.

During the quarter ended March 31, 2017, the Company's CEO has contributed $48,100 in the business to be used in the Company's regular activities.  Since inception, the Company CEO has contributed $368,491 in the business to be used in the Company's regular activities.  As of March 31, 2017, the Company has used these proceeds on the Company's operations and purchases.

NOTE 9                 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of March 31, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

NOTE 10              SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's fiscal year 2017 Form 10-Q. On April 4, 2017, the Company obtained the First Tranche of the convertible advance with Crown Bridge Partners LLC in the amount of $75,000.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2017, we had an accumulated deficit totaling $(855,732). This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Florida on July 29, 2013. The Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company has branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently in the Tampa, Florida area, and management intends to conduct our business principally in the U.S. through our own sales and marketing team.

Results of Operations

Three Months

For the three months ended March 31, 2017, we had $2,497 in revenues and $1,651 in cost of goods sold compared to $Nil for the same period one year earlier. For the three months ended March 31, 2017, our total operating expenses were $114,381 as compared to $28,176 for the three months ended March 31, 2016. Some of the categories with larger differences in expenses are discussed here. For the three months ended March 31, 2017, we incurred expenses of $28,912 for professional fees compared to $846 for the same period in 2016. The increase in professional fees is largely due to our efforts related to the fact that we are now a reporting public company. For the three months ended March 31, 2017, we incurred expenses of $25,465 for officers' compensation compared to $12,528 for the same period in 2016. The increase is due to additional compensation to the Company's CEO for attending events and marketing the business.  For the three months ended March 31, 2017, we incurred travel expenses in the amount of $19,363 compared to $7,090 for the corresponding period in 2016. The increase in travel is due to Company sponsoring events to increase brand awareness and market product. For the three months ended March 31, 2017 we incurred $20,280 for legal fees, compared to $0 for the same period in 2016. This increase is due to ongoing legal services due to the our status as a reporting public company. For the three months ended March 31, 2017, we incurred meals and entertainment expenses of $4,793 compared to $45 for the corresponding period in 2016.  The increase in this category is due to increased travel related to the Company sponsoring events to increase brand awareness and market product.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $(855,732) as of March 31, 2017, compared to an accumulated deficit of $(552,586) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As at March 31, 2017, our cash balance was $7,094 as compared to $4,260 at December 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the three months ended March 31, 2017, the Company used cash in the amount of ($109,016) in operating activities, which is an increase of $69,380 over the same period in 2016. The increase in the operating expenses of $86,205 for the three months ended March 31, 2017 over the corresponding period in 2016, is the main factor in the increased cash used. The increased operating expenses are due to the Company's effort to produce, sell, and market its product, and its effort to publicly list the Company.

Financing Activities

During the quarter ended March 31, 2017 the Company received $63,750 from proceeds from convertible debt. See Part II, Item 5 "Other Events" for a full description of the convertible debt agreements entered into during the period. The Company also received shareholder contributions in the amount of $48,100 in the three months ended March 31, 2017.

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

Investing Activities

The Company had no investing activities for the three months ended March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2017, the Company issued 100,000 shares of restricted common stock for $10,000 pursuant to Rule 506 of Regulation D; the funds have not yet been received.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

Eagle Equities Convertible Promissory Notes

On March 24, 2017, the Company entered into a convertible redeemable note ("Note 1"), a back end convertible redeemable note ("Note 2"), and a collateralized secured promissory note tied to Note 1 with Eagle Equities LLC ("Eagle Equities") (Exhibits 10.1 and 10.2, respectively). The Note 1 advance (the "First Tranche"), with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. Notes 1 and 2, totaling $150,000, were issued at a 10% discount. Additionally, Notes 1 and 2 are convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula. The "Conversion Price" is 55% of the lowest trading price of the Common Stock during the twenty (20) prior Trading Days including the day upon which a Notice of Conversion is received by the Company. If the Company fails to maintain the share reserve at the 4x discount of Note 1 60 days after the issuance of the note, the conversion discount shall be increased by 10%. In no event, shall Eagle Equities be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by Eagle Equities and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days' prior written notice by Eagle Equities).

Note 2 may not be prepaid, except that if Note 1 is redeemed by the Company within 6 months of the issuance date of such Note, all obligations of the Company under Note 1 and all obligations of Eagle Equities under Note 2 will be automatically deemed satisfied and Note 1 and Note 2 will be automatically deemed cancelled and of no further force or effect.

Note 2 shall initially be paid for by the issuance of an offsetting $67,500 secured note (Exhibit 10.3) issued to the Company by Eagle Equities, provided that prior to conversion of the Note 2, Eagle Equities must have paid off the secured note in cash such that Note 2 may not be converted until it has been paid for in cash by

Eagle Equities. The collateralized secured promissory note shall initially be secured by the pledge of the $75,000.00 8% convertible promissory note issued to the Company by Eagle Equities on March 24, 2017 (Note 1). The Company may exchange this collateral for other collateral with an appraised value of at least $67,500.00, by providing 3 days' prior written notice to Eagle Equities.

Pursuant to the Securities Purchase Agreement (Exhibit 10.4) entered into by and between the Company and Eagle Equities, the Company has agreed to issue and sell to Eagle Equities an indeterminate number of shares of the Company's common stock.

Crown Bridge Convertible Promissory Note

On March 24, 2017, the Company entered into a convertible promissory note totaling $750,000.00 (Exhibit 10.5) ("Note 3") and a Securities Purchase Agreement (Exhibit 10.6) (altogether, the "Crown Bridge Transaction Documents") with Crown Bridge Partners LLC ("Crown Bridge"). The agreement provides that the Company may borrow up to $750,000.  Borrowings under the line bear interest at 8% upon maturity, and the maturity date for each tranche funded shall be 12 months from the effective date of each tranche. Note 3 carries a prorated original issue discount of $75,000.00 (the "OID"), to cover the Crown Bridge's accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of Note 3, which is included in the principal balance of Note 3. Thus, the purchase price of Note 3 is $675,000.00.

The Company may prepay any amount outstanding under each respective tranche of Note 3, during the initial 90 day period after Crown Bridge's funding of the respective tranche, by making a payment to Crown Bridge of an amount in cash equal to 135% multiplied the amount that the Company is prepaying, subject to Crown Bridge's prior written acceptance in their sole discretion. The Company may prepay any amount outstanding under each respective tranche of Note 3, during the 91st through 180 day period after Crown Bridge's funding of the respective tranche, by making a payment to Crown Bridge of an amount in cash equal to 150% multiplied the amount that the Company is prepaying, subject to the Crown Bridge's prior written acceptance in their sole discretion. The Company may not prepay any amount outstanding under each respective tranche of Note 3 after the 180th day after Crown Bridge's funding of the respective tranche.

The first tranche purchase price of $67,500.00, relating to the first tranche of $75,000.00 under Note 3, has been paid. Additional tranches may be funded by Crown Bridge, in their sole discretion, in accordance with the terms of Note 3.

Conversion Right. Crown Bridge shall have the right at any time to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of Note 3 into fully paid and non-assessable shares of Common Stock, determined as provided below; provided, however, that in no event shall Crown Bridge be entitled to convert any portion of Note 3 in excess of that portion of Note 3 upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by Crown Bridge and its affiliates would result in beneficial ownership of more than 4.99% of the outstanding shares of Common Stock. The "Variable Conversion Price" is 55% multiplied by the Market Price (as defined in Note 3) (representing a discount rate of 45%). "Market Price" means the one (1) lowest Trading Prices for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. The Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of Note 3.

Registration Rights. Pursuant to the Securities Purchase Agreement (Exhibit 10.6) entered into by and between the Company and Crown Bridge, the Company has agreed to issue and sell to Crown Bridge an indeterminate number of shares of the Company's common stock. As an inducement to Crown Bridge to execute and deliver the Securities Purchase Agreement, the Company has agreed to provide certain registration rights under the 1933 Act, and applicable state securities laws, with respect to the shares of Common Stock issuable pursuant to the Securities Purchase Agreement. In the event that the Company files a Registration Statement or Registration Statements (as is necessary) on Form S-1 (or, if such form is unavailable for such a registration, on such other form as is available for such registration), at any time on or after March 27, 2017, then such Registration Statement shall cover the resale by Crown Bridge of all Registrable Securities (the "Registration Amount"), and such Registration Statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions.

ITEM 6.  EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Promissory Note - Eagle Equities, LLC
10.2	Back End Promissory Note - Eagle Equities, LLC
10.3	Collateralized Secured Promissory Note - Eagle Equities, LLC
10.4	Securities Purchase Agreement - Eagle Equities, LLC
10.5	Promissory Note - Crown Bridge Partners, LLC
10.6	Securities Purchase Agreement - Crown Bridge Partners, LLC
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Dated:  May 22, 2017

By: /s/ Richard Davis

Richard Davis

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)