Form 10-Q
period 2017-06-30
RICH CIGARS INC
filed 2017-08-21
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 17, 2017, there were 2,712,980 shares of the registrant’s common stock issued and outstanding.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rich Cigars, Inc.
Condensed Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,260
Accounts receivable, net	8	8
Inventory	159	13,338
Prepaid expenses	33,916	16,764
Total current assets	34,083	34,370

Property and Equipment, net	710	924
Intangible Assets, net	5,950	6,800
Total fixed assets	6,660	7,724

Total assets	$40,743	$42,094

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$28,640	$12,991
Accrued Interest	3,937	—
Derivative Liability	266,111	—
Convertible note, net of discounts of $221,171 and $0	4,329	—
Total current liabilities	303,017	12,991

Total liabilities	303,017	12,991

Commitments and Contingencies (See note 9)	—	—

Shareholders' equity (deficit):
Common stock; no par value; 1,000,000,000 shares authorized;
2,712,980 and 2,612,980 shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively	639,789	581,689
Accumulated deficit	(902,063)	(552,586)

Total shareholders' equity (deficit)	(262,274)	29,103

Total liabilities and shareholders' equity (deficit)	$40,743	$42,094

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES	$2,109	$2,971	$4,606	$2,971
COST OF SALES	731	921	2,382	921

GROSS PROFIT	1,378	2,050	2,224	2,050

OPERATING EXPENSES
Officers Compensation	48,183	16,180	73,648	28,708
Marketing Expense	30,333	10,143	32,095	10,143
Travel Expense	26,473	5,010	45,836	12,100
Other General and Administrative	20,347	1,086	25,249	2,206
Professional Fees	19,051	3,211	47,963	9,457
Meals and Entertainment	5,751	597	10,544	642
Legal Fees	3,390	—	23,670	—
Transfer Agent Fees	1,381	600	3,051	1,215
Amortization Expense	425	425	850	850
Depreciation Expense	107	107	214	214
Accounting and Audit	-	—	6,704	—
Total operating expenses	155,441	37,359	269,824	65,535
Operating Loss	(154,063)	(35,309)	(267,600)	(63,485)

Interest Expense	(3,822)	—	(3,937)	—
Amortization of discount and issuance cost on convertible notes payable	(4,147)	—	(4,329)	—
Beneficial conversion feature and derivative Interest	(403,851)	—	(512,403)	—
Change in derivative liability	514,616	—	438,792	—
Total other income (expense)	102,796	—	(81,877)	—

NET LOSS	$(51,267)	$(35,309)	$(349,477)	$(63,485)

Net loss per share applicable to common stockholders — basic and diluted	$(0.02)	$(0.01)	$(0.13)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	2,712,980	2,355,400	2,688,865	2,355,400

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Shareholders' Equity (Deficit) (Unaudited)

	Common Shares	Common Stock	Accumulated Deficit	Total Shareholders' Equity (Deficit)

BALANCE, December 31, 2015	2,355,400	$339,351	$(308,408)	$30,943

Shareholder contributions		216,580		216,580
Issuance of shares for cash	145,080	14,508		14,508
Issuance of shares for services	112,500	11,250		11,250
Net Loss			(244,178)	(244,178)

BALANCE, December 31, 2016	2,612,980	$581,689	$(552,586)	$29,103

Shareholder contributions		48,100		48,100
Issuance of shares for services	100,000	10,000		10,000
Net Loss			(349,477)	(349,477)

BALANCE June 30, 2017	2,712,980	$639,789	$(902,063)	$(262,274)

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(349,477)	$(63,485)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	1,064	1,064
Stock issued for services	10,000
Beneficial conversion feature and derivitave interest	512,403	—
Change in derivative liability	(438,792)	—
Amortization of discount on convertible notes payable	4,329	—
Change in assets and liabilities:
Accounts receivable	—	(2,865)
Prepaid expenses	(17,152)	(312)
Inventory	13,179	(3,978)
Accounts payable and accrued expenses	19,586	6,440
Net cash used in operating activities	(244,860)	(63,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Contributions	48,100	56,080
Proceeds from convertible debt	192,500	—
Net cash provided by financing activities	240,600	56,080

NET CHANGE IN CASH	(4,260)	(7,056)
CASH, beginning of period	4,260	7,056
CASH, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

NOTE 2 RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. Additionally, certain expense items have been broken out differently.  Previously, the Company had netted its stock subscription receivables against common stock. In the current period the Company concluded that it was more appropriate to present these subscription receivables separately in the Balance Sheet and in the Statement of Shareholders’ Equity. These reclassifications had no effect on the reported results of operations. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows, and had no effect on the previously reported Statement of Operations for any period.

NOTE 3 GOING CONCERN

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of June 30, 2017, the Company has incurred net losses of $902,061 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  The Company had cash on hand in the amount of $0 and $4,260 as June 30, 2017 and December 31, 2016, respectively.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2017 and December 31, 2016, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Inventory

The Company records inventory at lower of cost or net ralizable values which consists of ready for sale cigars and other accessories. Cost is determined using the first-in, first-out method. The Company had a balance in inventory of $159 and $13,338 at June 30, 2017 and December 31, 2016, respectively.

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  The Company’s net revenue is principally from the manufacturing and sales of high-quality, hand-rolled, premium cigars. In all cases, revenue is recognized when a sales transaction closes and the product is shipped or picked-up by the customer. For the periods ended June 30, 2017 and June 30, 2016, the Company recorded revenues related to the sale of cigars in the amount of $4,606 and $2,971, respectively. Additionally, the Company hosts private events and provides the services of a professional cigar roller. As of June 30, 2017 and June 30, 2016, the Company recorded revenues for these services in the amount of $0 and $0, respectively.

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

Management has evaluated tax positions in accordance with ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed. All of the Company’s tax years since inception remain subject to examination by Federal and State jurisdictions.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Shipping and Handling Costs

Shipping and handling costs to transport goods to customers are primarily paid directly by the customer.

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. The Company did not incur any advertising and promotion expenses during the periods ended June 30, 2017 and 2016, respectively.

Earnings per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the periods ended June 30, 2017 and 2016.

NOTE 5 CONVERTIBLE NOTES PAYABLE

On March 24, 2017, the Company entered into a convertible advance with Crown Bridge Partners LLC. The agreement provides that the Company may borrow up to $750,000. Borrowings under the line bear interest at 8% upon maturity and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. As of June 30, 2017, the Company has drawn a $75,000 credit line against this facility.

On March 24, 2017, the Company entered into a convertible advance with Eagle Equities LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of June 30, 2017 at $65,935 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 267 day term to maturity, risk free interest rate of 1.24% and annualized volatility of 64.59%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At June 30, 2017 and 2016, the convertible note was recorded at $1,706 and $0, respectively.  Accrued interest related to this advance was $1,611 and $0 at June 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On March 27, 2017, the Company entered into a convertible advance with Crown Bridge Partners, LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 27, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of June 30, 2017 at $65,935 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 270 day term to maturity, risk free interest rate of 1.24% and annualized volatility of 64.59%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At June 30, 2017 and 2016, the convertible note was recorded at $1,858 and $0, respectively.  Accrued interest related to this advance was $1,561 and $0 at June 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

NOTE 5 CONVERTIBLE NOTES PAYABLE (continued)

On May 15, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bears interest at 12% per annum and is payable on May 15, 2018. The note was issued at a 7% discount. The net proceeds received after issuance costs and fees was $35,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of June 30, 2017 at $67,335 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 319 day term to maturity, risk free interest rate of 1.24% and annualized volatility of 64.25%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At June 30, 2017 and 2016, the convertible note was recorded at $387 and $0, respectively.  Accrued interest related to this advance was $387 and $0 at June 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On May 15, 2017, the Company entered into a convertible advance with Kodiak Capital Group, LLC. The advance, with a face value of $37,500, bears interest at 8% per annum and is payable on May 15, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $30,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of June 30, 2017 at $66,906 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 319 day term to maturity, risk free interest rate of 1.24% and annualized volatility of 64.25%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At June 30, 2017 and 2016, the convertible note was recorded at $378 and $0, respectively.  Accrued interest related to this advance was $378 and $0 at June 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

NOTE 6 PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	June 30, 2017	December 31, 2016
Furniture and Equipment	$2,131	$2,131
Less Accumulated Depreciation	(1,421)	(1,207)
Property and Equipment, net	$710	$924

For the periods ended June 30, 2017 and 2016, the Company recorded Depreciation Expense of $107 and $107.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

NOTE 7 INTANGIBLE ASSETS

Intangible Assets consists of the following:

	June 30, 2017	December 31, 2016
Website Development Costs	$8,500	$8,500
Less Accumulated Amortization	(2,550)	(1,700)
Intangible Assets, net	$5,950	$6,800

In May 2014, the Company issued 85,000 shares for the development of the Company’s website, which is currently recorded in Website Development Costs. The website for the Company went live on January 1, 2016, and as a result the Company began amortizing the asset at that time. The Company will amortize the asset over a period of 5 years. For the periods ended June 30, 2017 and 2016, the Company recorded Amortization expense of $425 and $0, respectively.

NOTE 8 EQUITY

On January 1, 2017, the Company issued 100,000 shares of common stock for a $10,000. The shares were issued to pay for consulting services performed for the Company.

During the quarter ended March 31, 2017, the Company’s shareholders have contributed $48,100 in the business to be used in the Company’s regular activities. Since inception, the Company’s shareholders have contributed $368,491 in the business to be used in the Company’s regular activities. As of June 30, 2017, the Company has used these proceeds on the Company’s operations and purchases.

NOTE 9 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of June 30, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

NOTE 10 SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2017 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2017, we had an accumulated deficit totaling $(902,061). This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

Three Months

For the three months ended June 30, 2017, we had $2,109 in revenues and $731 in cost of goods sold compared to $2,971 and $921, respectively, for the same period one year earlier. For the three months ended June 30, 2017, our total operating expenses were $155,441 as compared to $37,359 for the three months ended June 30, 2016. Some of the categories with larger differences in expenses are discussed here. For the three months ended June 30, 2017, we incurred expenses of $19,051 for professional fees compared to $3,211 for the same period in 2016. The increase in professional fees is largely due to our efforts related to the fact that we are now a reporting public company. For the three months ended June 30, 2017, we incurred expenses of $48,183 for officers’ compensation compared to $16,180 for the same period in 2016. The increase is due to additional compensation to the Company’s CEO for attending events and marketing the business, as well as to the other officers for operating the Company. For the three months ended June 30, 2017, we incurred travel expenses in the amount of $26,473 compared to $5,010 for the corresponding period in 2016. The increase in travel is due to Company sponsoring events to increase brand awareness and market product. For the three months ended June 30, 2017, we incurred $3,390 for legal fees, compared to $0 for the same period in 2016. This increase is due to ongoing legal services due to the our status as a reporting public company. For the three months ended June 30, 2017 we incurred meals and entertainment expenses of $5,751 compared to $597 for the corresponding period in 2016. The increase in this category is due to increased travel related to the Company sponsoring events to increase brand awareness and market product. For the three months ended June 30, 2017, we incurred general and administrative expenses of $20,347 compared to $1,086 for the corresponding period in 2016. The increase in this category is due to increased operations over the previous period last year The total operating expenses increased by $118,082 for the three months ended June 30, 2017 over the same period last year.

Six Months

For the six months ended June 30, 2017, we had $4,606 in revenues and $2,382 in cost of goods sold compared to $2,971 and $921, respectively, for the same period one year earlier. For the six months ended June 30, 2017, our total operating expenses were $269,824 as compared to $65,535 for the six months ended June 30, 2016. Some of the categories with larger differences in expenses are discussed here. For the six months ended June 30, 2017, we incurred expenses of $47,963 for professional fees compared to $9,457 for the same period in 2016. The increase in professional fees is largely due to our efforts related to the fact that we are now a reporting public company. For the six months ended June 30, 2017, we incurred expenses of $73,648 for officers’ compensation compared to $28,708 for the same period in 2016. The increase is due to additional compensation to the Company’s CEO for attending events and marketing the business, as well as to the other officers for operating the Company. For the six months ended June 30, 2017, we incurred travel expenses in the amount of $45,836 compared to $12,100 for the corresponding period in 2016. The increase in travel is due to Company sponsoring events to increase brand awareness and market product. For the six months ended June 30, 2017, we incurred $23,670 for legal fees, compared to $0 for the same period in 2016. This increase is due to ongoing legal services due to the our status as a reporting public company. For the six months ended June 30, 2017 we incurred meals and entertainment expenses of $10,544 compared to $642 for the corresponding period in 2016. The increase in this category is due to increased travel related to the Company sponsoring events to increase brand awareness and market product. For the six months ended June 30, 2017 we incurred general and administrative expenses of $25,248 compared to $2,206 for the corresponding period in 2016. The increase in this category is due to increased operations over the previous period last year. The total operating expenses increased by $204,289 for the six months ended June 30, 2017 over the same period last year.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(902,063) as of June 30, 2017, compared to an accumulated deficit of $(552,586) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As at June 30, 2017, our cash balance was $0 as compared to $4,260 at December 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the six months ended June 30, 2017, the Company used cash in the amount of ($244,860) in operating activities, which is an increase of $181,724 over the same period in 2016. The increase in the operating expenses of $204,288 for the six months ended June 30, 2017 over the corresponding period in 2016, is the main factor in the increased cash used. The increased operating expenses are due to the Company’s effort to produce, sell, and market its product, and its effort to publicly list the Company.

Financing Activities

During the quarter ended June 30, 2017, the Company received $192,500 from proceeds from convertible debt. See Part II, Item 5 “Other Events” for a full description of the convertible debt agreements entered into during the period. The Company also received shareholder contributions in the amount of $48,100 in the six months ended June 30, 2017.

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

Investing Activities

The Company had no investing activities for the three months ended June 30, 2017.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2017, the Company entered into a convertible promissory note totaling $38,000.00 and a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up Lending”). The Company may convert an indeterminate number of shares pursuant to the conversion of the Note.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 15, 2017, the Company entered into convertible promissory notes for $375,000 total, a Securities Purchase Agreement, and an Equity Purchase Agreement for up to $1,000,000 of the Company’s Common Stock, to convert and/or issue shares of Common Stock to Kodiak Capital Group, LLC in an indeterminate number of shares.

The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

The shares of Common Stock that may be purchased by Kodiak Capital Group, LLC under the Equity Purchase Agreement through Put Notices put forward by the Company, and will be registered under a registration statement filed with the SEC, but as of the date of this filing, the registration statement has not yet been filed. No shares have been issued under the Equity Purchase Agreement as of the date of this filing.

Item 5, below, contains a detailed description of the transactions discussed above, and is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Crown Bridge Convertible Promissory Note

On March 24, 2017, the Company entered into a convertible promissory note totaling $750,000.00 (filed as Exhibit 10.5 to the quarterly report for the period ended March 31, 2017 on Form 10-Q) (“Note 3”) and a Securities Purchase Agreement (filed as Exhibit 10.6 to the quarterly report for the period ended March 31, 2017 on Form 10-Q) (altogether, the “Crown Bridge Transaction Documents”) with Crown Bridge Partners LLC (“Crown Bridge”). The agreement provides that the Company may borrow up to $750,000. Borrowings under the line bear interest at 8% upon maturity, and the maturity date for each tranche funded shall be 12 months from the effective date of each tranche. Note 3 carries a prorated original issue discount of $75,000.00 (the “OID”), to cover the Crown Bridge’s accounting fees, due diligence fees, monitoring, and/or other transactional costs incurred in connection with the purchase and sale of Note 3, which is included in the principal balance of Note 3. Thus, the purchase price of Note 3 is $675,000.00. As of June 30, 2017, the Company had drawn $75,000 on this Note. All other details of Note 3 can be found in the quarterly report for the period ended March 31, 2017 on Form 10-Q.

Power Up Lending Group, LTD Convertible Promissory Note and Securities Purchase Agreement

On May 15, 2017, the Company entered into a convertible promissory note totaling $38,000.00 (filed as Exhibit 10.1) (“Note 4”) and a Securities Purchase Agreement (filed as Exhibit 10.2) (altogether, the “Power Up Lending Documents”) with Power Up Lending Group Ltd. (“Power Up Lending”). The agreement provides that the Company may borrow up to $38,000. Borrowings under the line bear interest at 12% upon maturity, and the maturity date shall be February 20, 2018.

The Company may, exercisable on not more than three (3) Trading Days prior written notice to Power Up Lending, prepay the outstanding Note (principal and accrued interest), in full, in accordance with the following:

•	The period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date. Prepayment Percentage: 110%
•	The period beginning on the date which is thirty-one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date. Prepayment Percentage: 115%
•	The period beginning on the date which is sixty-one (61) days following the Issue Date and ending on the date which is ninety (90) days following the Issue Date. Prepayment Percentage: 120%
•	The period beginning on the date that is ninety-one (91) days from the Issue Date and ending one hundred twenty (120) days following the Issue Date. Prepayment Percentage: 125%
•	The period beginning on the date that is one hundred twenty-one (121) days from the Issue Date and ending one hundred fifty (150) days following the Issue Date. Prepayment Percentage: 130%
•	The period beginning on the date that is one hundred fifty-one (151) days from the Issue Date and ending one hundred eighty (180) days following the Issue Date. Prepayment Percentage: 135%
•	After the expiration of one hundred eighty (180) days following the Issue Date, the Borrower shall have no right of prepayment.

Conversion Right. Power Up Lending shall have the right at any time to convert all or any part of the outstanding and unpaid principal amount into fully paid and non-assessable shares of Common Stock, determined as provided below; provided, however, that in no event shall Power Up Lending be entitled to convert any portion of Note 4 in excess of that portion of Note 4 upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by Power Up Lending and its affiliates would result in beneficial ownership of more than 4.99% of the outstanding shares of Common Stock. The "Variable Conversion Price" is 61% multiplied by the Market Price (as defined in Note 4) (representing a discount rate of 39%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder. The Company will reserve from its authorized and unissued Common Stock a sufficient number of shares, initially 1,494,484, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of Note 4.

Kodiak Capital Group, LLC Convertible Promissory Notes, Securities Purchase Agreement, Equity Purchase Agreement, and Associated Documents

On May 15, 2017, the Company entered into a convertible promissory note (“Note 5”), a back end convertible redeemable note (“Note 6”), and a collateralized secured promissory note tied to Note 5 with Kodiak Capital Group, LLC (“Kodiak”) (Exhibits 10.3, 10.4, and 10.5, respectively), along with a Securities Purchase Agreement for the convertible notes (Exhibit 10.6), an Equity Purchase Agreement for the purchase of up to $1,000,000 of the Company’s Common Stock (Exhibit 10.7), and a Registration Rights Agreement for the shares purchased pursuant to the Equity Purchase Agreement (Exhibit 10.8).

Note 5 is the convertible promissory note for $375,000, with an original issue discount of $37,500, of which the Company will receive $33,750 in the first tranche. The Note 6 advance (the “First Tranche”), with a face value of $37,500, bears interest at 8% per annum. The maturity date is the date twelve months from the effective date of each payment. Additionally, Notes 5,6, and 7 are convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula, subject to certain restrictions. The "Conversion Price" is 55% of the lowest trading price of the Common Stock during the twenty (20) prior Trading Days including the day upon which a Notice of Conversion is received by the Company. If the Company fails to maintain the share reserve at the 10x the number of shares that is actually issuable upon full conversion of the Note during the period that the conversion rights exist, it will be considered an event of default. In no event, shall Kodiak be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by Kodiak and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company.

Note 6 may be prepaid, and the Company may prepay any amount outstanding under Note 6, during the initial 90 day period after the issuance of Note 6, by making a payment to the Holder of an amount in cash equal to 135% multiplied the amount that the Borrower is prepaying, subject to the Holder’s prior written acceptance in Holder’s sole discretion. Further, the Borrower may prepay any amount outstanding under Note 6, from the 91st day through the 180th day after the issuance of Note 6, by making a payment to the Holder of an amount in cash equal to 150% multiplied the amount that the Borrower is prepaying, subject to the Holder’s prior written acceptance in Holder’s sole discretion. The Borrower may not prepay any amount outstanding under Note 6 after the 180th day after the issuance of Note. 6

Note 6 shall initially be paid for by the issuance of an offsetting $37,500 promissory note, secured by assets (Exhibits 10.4 and 10.5), issued to the Company by Kodiak, provided that prior to conversion of the Note 6, Kodiak must have paid off the secured note in cash such that Note 6 may not be converted until it has been paid for in cash by Kodiak. The collateralized secured promissory note shall initially be secured by the pledge of the $375,000.00

8% convertible promissory note issued to the Company by Kodiak on May 15, 2017 (Note 5). The Company may exchange this collateral for other collateral with an appraised value of at least $37,500.00, by providing 3 days’ prior written notice to Kodiak.

Pursuant to the Securities Purchase Agreement (“SPA”) (Exhibit 10.6) entered into by and between the Company and Kodiak, the Company has agreed to issue and sell to Kodiak an indeterminate number of shares of the Company’s common stock, and the Company has agreed to provide piggyback registration rights.

The issuance of the Notes and entry into Purchase Agreements were made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

The Equity Purchase Agreement (“EPA”) (Exhibit 10.7) provides that the Company may, in its discretion, sell up to $1,000,000 of shares of Company common stock to Kodiak. The sale of shares of Company common stock is subject to the conditions set forth in the EPA, which include, but are not limited to, the Company filing a Registration Statement on Form S-1 to register the shares to be sold to Kodiak and the Registration Statement becoming effective. The purchase price to be paid for the shares will be 75% of the market price for such shares as determined pursuant to the terms set forth in the EPA. The Registration Rights Agreement (“RRA”)(Exhibit 10.8) provides that the Company will file a Registration Statement to register up to the maximum number of shares to be sold to Kodiak pursuant to the EPA, and that the Company shall use commercially reasonable efforts to file the Registration Statement before August 23, 2017.

The EPA, RRA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal under the Notes in the event of such defaults. The foregoing is only a brief description of the material terms of the EPA, RRA and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as exhibits hereto.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Promissory Note – Power Up Lending Group, LTD
10.2	Securities Purchase Agreement – Power Up Lending Group, LTD
10.3	Convertible Promissory Note – Kodiak Capital Group, LLC
10.4	Convertible Promissory Back End Note – Kodiak Capital Group, LLC
10.5	Collateralized Secured Promissory Note – Kodiak Capital Group, LLC
10.6	Securities Purchase Agreement – Kodiak Capital Group, LLC
10.7	Equity Purchase Agreement – Kodiak Capital Group, LLC
10.8	Registration Rights Agreement – Kodiak Capital Group, LLC
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
21

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
22

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICH CIGARS, INC.

(Registrant)

Dated: August 21, 2017

By: /s/ Richard Davis

Richard Davis

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

23