Form 10-Q
period 2017-09-30
RICH CIGARS INC
filed 2017-11-20
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
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

As of November 18, 2017, there were 3,396,057 shares of the registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Rich Cigars, Inc.
Condensed Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,260
Accounts receivable, net	8	8
Inventory	—	13,338
Prepaid expenses	24,625	16,764
Total current assets	24,633	34,370

Property and Equipment, net	604	924
Intangible Assets, net	5,525	6,800
Total fixed assets	6,129	7,724

Total assets	$30,762	$42,094

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$49,945	$12,991
Accrued Interest	8,867	—
Derivative Liability	636,417	—
Convertible note, net of discounts of $221,171 and $0	18,410	—
Total current liabilities	713,639	12,991

Total liabilities	713,639	12,991

Commitments and Contingencies (See note 9)	—	—

Shareholders' equity (deficit):
Common stock; no par value; 1,000,000,000 shares authorized;
2,812,980 and 2,612,980 shares issued and outstanding
at September 30, 2017 and December 31, 2016, respectively	655,479	581,689
Accumulated deficit	(1,338,356)	(552,586)

Total shareholders' equity (deficit)	(682,877)	29,103

Total liabilities and shareholders' equity (deficit)	$30,762	$42,094

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$—	$1,213	$4,606	$4,184
COST OF SALES	—	507	2,382	1,428

GROSS PROFIT	—	706	2,224	2,756

OPERATING EXPENSES
Professional Fees	14,615	35,067	62,578	40,339
Legal Fees	13,880	—	37,550	—
Rent Expense	9,450	—	26,995	—
Officers Compensation	1,873	15,191	75,520	43,899
Transfer Agent Fees	1,015		4,066	—
Other General and Administrative	575	2,951	8,278	15,300
Amortization Expense	425	425	1,275	1,275
Depreciation Expense	106	106	320	320
Travel Expense	38	9,137	45,874	21,237
Marketing Expense	—	—	32,095	—
Meals and Entertainment	—	2,053	10,544	2,695
Accounting and Audit	5,000	—	11,704	5,400
Total operating expenses	46,977	64,930	316,799	130,465

Operating Loss	(46,977)	(64,224)	(314,575)	(127,709)

Interest Expense	(4,930)	—	(8,868)	—
Amortization of discount and issuance cost on convertible notes payable	(14,082)	—	(18,410)	—
Beneficial conversion feature and derivative Interest	—	—	(512,403)	—
Change in derivative liability	(370,306)	—	68,486	—
Total other income (expense)	(389,318)	—	(471,195)	—

NET LOSS	$(436,295)	$(64,224)	$(785,770)	$(127,709)

Net loss per share applicable to common stockholders — basic and diluted	$(0.16)	$(0.03)	$(0.29)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	2,789,067	2,443,945	2,722,751	2,385,130

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Shareholders' Equity (Deficit) (Unaudited)

	Common Shares	Common Stock	Accumulated Deficit	Total Shareholders' Equity (Deficit)

BALANCE, December 31, 2015	2,355,400	$339,351	$(308,408)	$30,943

Shareholder contributions		216,580		216,580
Issuance of shares for cash	145,080	14,508		14,508
Issuance of shares for services	112,500	11,250		11,250
Net Loss			(244,178)	(244,178)

BALANCE, December 31, 2016	2,612,980	$581,689	$(552,586)	$29,103

Shareholder contributions		53,790		53,790
Issuance of shares for services	200,000	20,000		20,000
Net Loss			(785,770)	(785,770)

BALANCE September 30, 2017	2,812,980	$655,479	$(1,338,356)	$(682,877)

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(785,770)	$(127,709)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	1,595	1,595
Stock issued for services	20,000	11,250
Beneficial conversion feature and derivative interest	512,403	—
Change in derivative liability	(68,486)	—
Amortization of discount on convertible notes payable	18,410	—
Change in assets and liabilities:
Accounts receivable	—	(806)
Prepaid expenses	(7,861)	(312)
Inventory	13,338	(3,590)
Accounts payable and accrued expenses	45,821	7,181
Net cash used in operating activities	(250,550)	(112,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Contributions	53,790	97,580
Proceeds from convertible debt	192,500	—
Proceeds from share issuance	—	14,508
Net cash provided by financing activities	246,290	112,088

NET CHANGE IN CASH	(4,260)	(303)
CASH, beginning of period	4,260	7,056
CASH, end of period	$—	$6,753

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the condensed unaudited financial statements.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

NOTE 3 GOING CONCERN

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2017, the Company has incurred net losses of $1,338,356 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  The Company had cash on hand in the amount of $0 and $4,260 as September 30, 2017 and December 31, 2016, respectively.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2017 and December 31, 2016, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Inventory

The Company records inventory at lower of cost or net realizable values which consists of ready for sale cigars and other accessories. Cost is determined using the first-in, first-out method. The Company had a balance in inventory of $0 and $13,338 at September 30, 2017 and December 31, 2016, respectively.

Prepaid Expenses

The Company records inventory in transit in prepaid expenses. The prepaid balance will be reclassed to Inventory upon receipt of the inventory. The Company had a balance in prepaid expenses of $24,625 and $16,764 at September 30, 2017 and December 31, 2016, respectively.

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

Rich Cigars, Inc.

Notes to the Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  The Company’s net revenue is principally from the manufacturing and sales of high-quality, hand-rolled, premium cigars. In all cases, revenue is recognized when a sales transaction closes and the product is shipped or picked-up by the customer. For the nine months ended September 30, 2017 and 2016, the Company recorded revenues related to the sale of cigars in the amount of $4,606 and $4,184, respectively. Additionally, the Company hosts private events and provides the services of a professional cigar roller. As of September 30, 2017 and 2016, the Company recorded revenues for these services in the amount of $0 and $0, respectively.

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

Rich Cigars, Inc.

Notes to the Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Shipping and Handling Costs

Shipping and handling costs to transport goods to customers are primarily paid directly by the customer.

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion expenses of $32,095 and $0 during the nine months ended September 30, 2017 and 2016, respectively.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the nine months ended September 30, 2017 and 2016.

NOTE 5 CONVERTIBLE NOTES PAYABLE

On March 24, 2017, the Company entered into a convertible advance with Crown Bridge Partners LLC. The agreement provides that the Company may borrow up to $750,000. Borrowings under the line bear interest at 8% upon maturity and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. As of September 30, 2017, the Company has drawn a $75,000 credit line against this facility.

On March 24, 2017, the Company entered into a convertible advance with Eagle Equities LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of September 30, 2017 at $158,928 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 175-day term to maturity, risk free interest rate of 1.31% and annualized volatility of 63.25%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At September 30, 2017 and 2016, the convertible note was recorded at $7,393 and $0, respectively.  Accrued interest related to this advance was $3,123 and $0 at September 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On March 27, 2017, the Company entered into a convertible advance with Crown Bridge Partners, LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 27, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of September 30, 2017 at $158,946 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 178-day term to maturity, risk free interest rate of 1.31% and annualized volatility of 63.25%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At September 30, 2017 and 2016, the convertible note was recorded at $6,993 and $0, respectively.  Accrued interest related to this advance was $3,074 and $0 at September 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

NOTE 5 CONVERTIBLE NOTES PAYABLE (continued)

On May 15, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bears interest at 12% per annum and is payable on May 15, 2018. The note was issued at a 7% discount. The net proceeds received after issuance costs and fees was $35,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of September 30, 2017 at $159,321 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 242-day term to maturity, risk free interest rate of 1.31% and annualized volatility of 63.25%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At September 30, 2017 and 2016, the convertible note was recorded at $2,152 and $0, respectively.  Accrued interest related to this advance was $1,537 and $0 at September 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On May 15, 2017, the Company entered into a convertible advance with Kodiak Capital Group, LLC. The advance, with a face value of $37,500, bears interest at 8% per annum and is payable on May 15, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $30,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula using the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of September 30, 2017 at $159,221 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 227-day term to maturity, risk free interest rate of 1.31% and annualized volatility of 63.25%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At September 30, 2017 and 2016, the convertible note was recorded at $1,872 and $0, respectively.  Accrued interest related to this advance was $1,134 and $0 at September 30, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

NOTE 6 PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	September 30, 2017	December 31, 2016
Furniture and Equipment	$2,131	$2,131
Less Accumulated Depreciation	(1,527)	(1,207)
Property and Equipment, net	$604	$924

For the three months ended September 30, 2017 and 2016, the Company recorded Depreciation Expense of $106 and $106.

Rich Cigars, Inc.

Notes to the Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

NOTE 7 INTANGIBLE ASSETS

Intangible Assets consists of the following:

	September 30, 2017	December 31, 2016
Website Development Costs	$8,500	$8,500
Less Accumulated Amortization	(2,975)	(1,700)
Intangible Assets, net	$5,525	$6,800

In May 2014, the Company issued 85,000 shares for the development of the Company’s website, which is currently recorded in Website Development Costs. The website for the Company went live on January 1, 2016, and as a result the Company began amortizing the asset at that time. The Company will amortize the asset over a period of 5 years. For the three months ended September 30, 2017 and 2016, the Company recorded Amortization expense of $425 and $425, respectively.

NOTE 8 EQUITY

On January 1, 2017, the Company issued 100,000 shares of common stock for $10,000. The shares were issued to pay for consulting services performed for the Company. On July 23, 2017, the Company issued 100,000 shares of common stock for $10,000. The shares were issued to pay for consulting services performed for the Company.

During the quarter ended March 31, 2017, the Company’s shareholders have contributed $48,100 in the business to be used in the Company’s regular activities. During the quarter ended September 30, 2017, the Company’s shareholders have contributed $5,690 in the business to be used in the Company’s regular activities. Since inception, the Company’s shareholders have contributed $374,181 in the business to be used in the Company’s regular activities. As of September 30, 2017, the Company has used these proceeds on the Company’s operations and purchases.

NOTE 9 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of September 30, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

The Company believes that it may be placed in default on one or more of its obligations to creditors, though the Company has not received notice of default as of the date of this filing. The triggering event would be the failure to file a registration statement on Form S-1 for the shares of common stock issued pursuant to the Equity Purchase Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC, filed as Exhibits to the Form 10-Q filed on August 21, 2017. The default could potentially accelerate the balance owed and trigger default interest rates. The Company intends to seek amendment or modification of the agreements in order to avoid default.

NOTE 10 SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2017 Form 10-Q.

On October 3, 2017, Eagle Equities, LLC exercised the option to convert the convertible debt into 137,478 shares of the Company’s common stock. On October 11, 2017, Crown Bridge Partners, LLC exercised the option to convert the convertible debt into 140,310 shares of the Company’s common stock. On October 17, 2017, Eagle Equities, LLC exercised the option to convert the convertible debt into 149,270 shares of the Company’s common stock. On November 6, 2017, Eagle Equities, LLC exercised the option to convert the convertible debt into 156,019 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2017, we had an accumulated deficit totaling $1,338,356. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

Three Months

For the three months ended September 30, 2017, we had $0 in revenues and $0 in cost of goods sold compared to $1,213 and $507 respectively for the same period one year earlier. For the three months ended September 30, 2017, our total operating expenses were $46,977 as compared to $64,930 for the three months ended September 30, 2016. Some of the categories with larger differences in expenses are discussed here. For the three months ended September 30, 2017, we incurred expenses of $14,615 for professional fees compared to $35,067 for the same period in 2016. For the three months ended September 30, 2017, we incurred expenses of $1,873 for officers’ compensation compared to $15,191 for the same period in 2016. For the three months ended September 30, 2017, we incurred travel expenses in the amount of $38 compared to $9,137 for the corresponding period in 2016. For the three months ended September 30, 2017, we incurred $575 for other general and administrative expenses, which was down from $2,951 for the same period in 2016. For the three months ended September 30, 2017, we incurred meals and entertainment expenses of $0 compared to $2,053 for the corresponding period in 2016. The decreases in these categories were due to an effort to reduce spending while the Company evaluated viable options for raising capital.

Nine Months

For the nine months ended September 30, 2017, we had $4,606 in revenues and $2,382 in cost of goods sold compared to $4,184 and $1,428 respectively for the same period one year earlier. For the nine months ended September 30, 2017, our total operating expenses were $316,799 as compared to $130,465 for the nine months ended September 30, 2016. Some of the categories with larger differences in expenses are discussed here. For the nine months ended September 30, 2017, we incurred expenses of $75,520 for officers’ compensation compared to $43,899 for the same period in 2016. The increase is due to additional compensation to the Company’s CEO for attending events and marketing the business. For the nine months ended September 30, 2017 we incurred professional fees in the amount of $62,578 compared to $40,339 for the corresponding period in 2016. The increase in this category is due to additional fees incurred after the company’s public offering. For the nine months ended September 30, 2017, we incurred $45,874 for travel expenses compared to $21,237 for the same period in 2016 which is due to an increase in travel for events and conferences during the first two fiscal quarters. For the nine months ended September 30, 2017, we incurred meals and entertainment expenses of $10,544 compared to $2,695 for the corresponding period in 2016 which is due to increased spending on meals during travel and sponsorship events during the first two fiscal quarters.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a “going concern.” There is no assurance that any revenue will be realized in the future.

The Company has an accumulated deficit of $1,338,356 as of September 30, 2017, compared to an accumulated deficit of $552,586 at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Liquidity and Capital Resources

As at September 30, 2017, our cash balance was $0 as compared to $4,260 at December 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the nine months ended September 30, 2017, the Company used cash in the amount of $250,550 in operating activities, which is an increase of $138,159 over the same period in 2016. The increase in the net loss of $658,061 is the main factor in the increased cash used; however, there were positive adjustments made in the depreciation and amortization, and shares issued for services categories, and there was a positive change in the accounts payable and accrued expenses categories, which help to offset the increased spending. The increased operating expenses are due to the Company’s effort to produce and sell its product, and operate as a public company.

Financing Activities

During the quarter ended September 30, 2017, the Company received $0 from subscription agreements or private placement offerings. The Company received shareholder contributions in the amount of $53,790 in the nine months ended September 30, 2017. The Company also raised $192,500 from proceeds of convertible debt for the nine months ended September 30, 2017.

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

Investing Activities

The Company had no investing activities for the three months ended September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2017, the Company issued 100,000 shares of restricted common stock for $10,000 pursuant to Section 4(a)(2) of the Securities Act of 1933; the shares were issued to pay for consulting services performed for the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company believes that it may be placed in default on one or more of its obligations to creditors, though the Company has not received notice of default as of the date of this filing. The triggering event would be the failure to file a registration statement on Form S-1 for the shares of common stock issued pursuant to the Equity Purchase Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC, filed as Exhibits to the Form 10-Q filed on August 21, 2017. The default could potentially accelerate the balance owed and trigger default interest rates. The Company intends to seek amendment or modification of the agreements in order to avoid default.

The Company has not adopted, nor has it ever had in place, any procedures by which security holders may recommend nominees to the Company’s board of directors.

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
19

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICH CIGARS, INC.

(Registrant)

Dated: November 20, 2017

By: /s/ Richard Davis

Richard Davis

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

