Form 10-K
period 2017-12-31
MINING POWER GROUP, INC.
filed 2018-04-25
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-199452

Commission file number

Mining Power Group, Inc.
(Exact name of registrant as specified in its charter)

Colorado	46-3289369
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

18851 Northeast 29th Avenue, Suite 700 Aventura, Florida	33180-2875
(Address of principal executive offices)	(Zip Code)

(800) 304-2657

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2017, computed by reference to the fixed price ($0.11) as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2017, was $376,136.31.

As of April 13, 2018 there were 43,025,671 common shares, no par value, issued and outstanding.

2

PART I

FORWARD LOOKING STATEMENTS

This form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Mining Power Group,” “Rich Cigars” or the “Company” are to Mining Power Group, Inc.

CORPORATE OVERVIEW AND HISTORY OF MINING POWER GROUP, INC.

We were incorporated on July 29, 2013 under the laws of the state of Florida. Originally Rich Cigars, Inc. was established to manufacture and distribute cigars under the Rich Cigars brand name. The Company continually sought to create cigars that appealed to aficionados of high-quality, hand-rolled, premium cigars. One of the founders, Alfred Rushing, has been involved with the cigar industry for more than 20 years. The Company intended to introduce new styles of premium cigars, contracted with a Nicaraguan supplier for the manufacture of hand rolled cigars, which would be distributed and sold principally in the U.S. However, as the consolidated financial statements of the Company for fiscal year 2017 demonstrate, the Company has not been successful in generating adequate revenues in order to generate a net profit or a positive cashflow.

As the result of a change of control of the Company on November 27, 2017, it was decided to wind down the cigar business over the coming months and have the Company enter into new, unrelated business areas. Until the new business strategies are ready for implementation, and a new management team engaged, Richard Davis, sole officer and director of the Company, has been retained on an interim basis.

As a result of the change in business, the Company redomiciled from Florida to Colorado and in doing so, changed its name to “Intercontinental Technology, Inc.” Under advice of counsel, on December 26, 2017, the Company, re-domiciled to Delaware under the terms and conditions of a Section 251(g) reorganization under Delaware General Corporation law (the “Reorganization”), and future adjusted its name to “First Intercontinental Technology, Inc.” due the unavailability of the name “Intercontinental Technology, Inc.” in the State of Delaware. The Reorganization was subsequently annulled and vitiated by the Company in February 2018, and the Company returned to Colorado under its current name “Mining Power Group, Inc.” and filed amended and restated Articles of Incorporation (collectively, the “February Corporate Changes”). The February Corporate Changes were filed with the Securities and Exchange Commission on Form 8-K on February 26, 2018.

On January 31, 2018, the Company purchased the proprietary, intellectual property assets, including patents and patents pending rights in nine (9) countries of Simple Cork, Inc., a Florida corporation, with the intent of development the assets into commercial products under the brand name, Simple Cork™ (the “Asset Purchase”). Terms of the Asset Purchase and its material documents were filed with the Securities and Exchange Commission on Form 8-K on February 6, 2018.

“Simple Cork™” represents a family of self-contained devices designed to revolutionize the opening of wine bottles sealed with a cork or a cork-like closure. Each product in the family provides a new level of customer convenience for wine customers and an elegant closure that represents a competitive advantage to wineries using it

Each device is comprised of a cork opener apparatus embedded into a cork or food-grade composite substrate which, in the primary version, has retractable, folding telescoping handles for efficient cork - pulling. It simplifies the act of opening a wine bottle in a safer and more secure way without depending on external devices such as cork-screws. Simple Cork™ makes obsolete the traditional cork screw opener, and also eliminates the risk of breaking the cork in the process and having cork pieces fall into the wine in the bottle – a common problem with cork-screws.

The strategic intent of the Company is to complete the development of the proprietary patent-protected Simple Cork™ product line during 2018-2019, with primary market introductions of the product line in the U.S. and Europe in 2019.

In February 2018 the Company announced that as a short-term strategy to generate revenue while the Company completes the development of Simple Cork™ and makes further investment in it, it would enter the burgeoning cryptomining business.

“Cryptomining” is the fundamental methodology of earning and/or creating digital currencies such as Bitcoin, Litecoin and others, through the use of dedicated, specialized mining machines that perform complex mathematical functions to mine a cryptocurrency and also process cryptocurrency transactions. These machines operate 24-hours per day, 7-days per week within mining-dedicated, temperature-controlled server centers that provide complete end-to-end technical and other support for “peace of mind” and uninterrupted operation.

As a result of the short-term focus on cryptomining, the Company renamed itself “Mining Power Group, Inc.” to accentuate the strategy. At the time of the filing of this report on form 10-K, the Company is exploring additional revenue-generating opportunities.

As the Company entered 2018, its legacy cigar business was discontinued as it focused its efforts in the new areas with its remaining inventory being liquidated.

EMPLOYEES

During 2017, the Company had up to five consultants including our current officer and sole director Richard Davis, and former officers and directors, Alfred Rushing, and Michael Rushing, under hourly oral consulting agreements, and former director Reginald Saunders under a written consulting agreement. There are no employees at this time other than the current officer and director. The Company does not have a written employment agreement with its officer and director at this time.

Our officer and director is responsible for planning, development and operational duties. The Company has no intention of hiring additional employees until it has sufficient, reliable revenue from our operations or supplemental third-party financing to support its new business direction.

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

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO MINING POWER GROUP’ PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; MINING POWER GROUP’ LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF MINING POWER GROUP’ FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. MINING POWER GROUP IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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
6

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited consolidated financial statements included in the registration statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities.

Based on our financial history since inception, in their report on the consolidated financial statements for the year ended December 31, 2017, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has not commenced revenue. There is no assurance that any revenue will be realized in the future.

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

WE WILL DEPEND UPON MANAGEMENT BUT WE MAY AT TIMES HAVE LIMITED PARTICIPATION OF MANAGEMENT

Our director is also acting as our sole officer. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officer, director and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our director and officer is, or may become, in his individual capacity, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Thus, our officer and director may have potential conflicts including their time and efforts involved in participation with other business entities. During 2017, each officer and director of our business, except for Richard Davis, is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 25 hours per week. During 2017, Richard Davis, President, worked full time pursuing the business plan. Because investors will not be able to manage our business, they should critically assess all of the information concerning our current officer and director.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

We will be dependent on several key members of its management and operations teams for the foreseeable future. In particular, we have been and remain dependent on Richard Davis as our President. The loss of his services could have a material adverse effect on our operations and prospects. At this time, we have no employment agreements with any individuals, though it is contemplated that the Company may in the future enter into such agreements with certain of its key employees on terms and conditions usual and customary for its industry. We do not currently have any "key man" life insurance on any employees or our officer.

WE MAY REQUIRE ADDITIONAL FUNDING.

We are highly dependent on the infusion of additional capital through other private placements or loans supporting ongoing operations and expansion. If we are not successful in obtaining additional capital it could be necessary to seek additional financing elsewhere or to materially curtail our expansion plans. There can be no assurance that such other financing would be available to us on satisfactory terms or at all. Failure to obtain such financing could materially impair our ability to increase sales and achieve profitability.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

THE JOBS ACT ALLOWS US TO DELAY THE ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS THAT HAVE DIFFERENT EFFECTIVE DATES FOR PUBLIC AND PRIVATE COMPANIES.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

Our Bylaws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Florida or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Florida law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LITIGATION IN THE FUTURE WHICH COULD IMPACT THE FINANCIAL HEALTH OF THE COMPANY.

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

DEPENDENCE UPON TRADEMARKS AND PROPRIETARY RIGHTS, FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Our future success may depend on our ability to protect our current and future brands, products and services and to defend our intellectual property rights. In the future, we intend to seek trademark and patent registrations covering our brands, products and services, and expect to continue to file, trademark and patent applications seeking to protect newly developed brands, products and services. We cannot be sure that such registrations will be issued. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or patent or that third parties will challenge, invalidate or circumvent any existing or future intellectual property rights issued to, or licensed by, us.

OUR INSURANCE COVERAGE OR THIRD-PARTY INDEMNIFICATION RIGHTS MAY NOT BE SUFFICIENT TO COVER OUR LEGAL CLAIMS OR OTHER LOSSES THAT WE MAY INCUR IN THE FUTURE.

In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

IF DEVELOPED, OUR BRANDS MAY BECOME VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR BRANDS, PRODUCTS AND SERVICES.

We may invest significant resources to build and protect our brands, products and services. However, we may be unable or unwilling to strictly enforce our intellectual property rights from infringement. Our failure to enforce such rights could diminish the value of our brands, products and services and harm our business and future growth prospects.

IN THE FUTURE, AN INCREASE IN PRODUCT RETURNS COULD NEGATIVELY IMPACT OUR OPERATING RESULTS AND PROFITABILITY.

As it pertains to our development of future products, we will permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

WE HAVE NO MANUFACTURING CAPACITY AND ANTICIPATE CONTINUED RELIANCE ON THIRD-PARTY MANUFACTURERS FOR THE DEVELOPMENT OF OUR PRODUCTS.

We do not currently operate manufacturing facilities nor expect to do so. We do not intend to acquire the resources and the capabilities to manufacture any of our future products. We will rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan solely to rely upon contract manufacturers to manufacture commercial quantities of our products.

The failure of any contract manufacturer engaged by us to achieve and maintain for us high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

A SHORTAGE IN THE SUPPLY OF KEY RAW MATERIALS COULD INCREASE OUR COSTS OR ADVERSELY AFFECT OUR SALES AND REVENUES.

Going forward, all of the raw materials for our future products will be obtained from third-party suppliers. Shortages in certain ingredients could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

DAMAGE TO OUR REPUTATION.

Maintaining a good reputation is critical to building our brands and selling our products and services. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributors maintain standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components that meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;
•	a perceived failure to address concerns relating to the quality, safety or integrity of our products and services;
•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or
•	effects that are perceived as insufficient to promote the responsible use of our products.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and services and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

CONFLICTS OF INTEREST.

Certain conflicts of interest may exist between our Company and our officer and director. He may have other business interests to which he devotes attention and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company.

LIMITED REVENUE HISTORY.

Our Company is considered in development stage. Our Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company’s Shares will be increased thereby.

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

DEPENDENCE UPON OUTSIDE ADVISORS.

To supplement the business experience of our officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company’s management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

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

WE HAVE NOT AND MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have not paid dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future but will review this policy as circumstances dictate.

A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

Our common stock has been quoted on the OTC Pink since November 16, 2016, under the symbol “RCGR.” There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Additionally, in recent years the stock market in general has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

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

LIMITED FINANCING – LACK OF LOAN AVAILABILITY.

The monies currently on hand may not be sufficient for the continued expanded operations of our Company. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company. (See “Business Summary”)

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

CAPITAL RESOURCES.

The only capital resources of our Company are our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officer of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink. Our common stock was approved for quotation on the OTC Pink on November 16, 2016, under the symbol “RCGR.” Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2016	Low		High
First Quarter – ended March 31, 2016	$	N/A	$	N/A
Second Quarter – ended June 30, 2016	$	N/A	$	N/A
Third Quarter – ended September 30, 2016	$	N/A	$	N/A
Fourth Quarter – ended December 31, 2016		$.01		$.01

Fiscal 2017	Low		High
First Quarter – ended March 31, 2017		$.01		$1.58
Second Quarter – ended June 30, 2017		$.11		$.71
Third Quarter – ended September 30, 2017		$.07		$.68
Fourth Quarter – ended December 31, 2017		$.02		$.51

Holders.

As of December 31, 2017, there are approximately 30 record holders of 3,915,421 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2017 and 2016, we made the following sales of our unregistered shares.

DATE OF SALE (1)	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
August 2016	Common Shares	125,080	$12,508	Accredited Investors
September 2016	Common Shares	20,000	$2,000	Accredited Investors
September 2016	Common Shares	112,500	Consulting Services of approximately $11,250	Business Associates
November 27, 2017	Series A Preferred Shares	1,000,000 (2)	$125,000	Accredited Investors

(1)	Date of first sale. Securities sold pursuant to a Rule 506(b) exemption.
(2)	The purchase of the Preferred Shares was directly from the Company under a Subscription Agreement, and constituted a “change of control” of the Company since the Preferred Shares purchased represent over 60% of the voting control of the Company. The Preferred Shares were authorized pursuant to an amendment to the Articles of Incorporation of the Company filed with the Secretary of State of Florida on April 27, 2017.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, ”believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2017, we had an accumulated deficit totaling $4,904,654. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

Originally the Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. Effective on January 1, 2018, the Company chose to wind down and discontinue the cigar business over the period of the first quarter 2018 in favor of pursuing on a long term basis the development and manufacture of its proprietary patent-protected Simple Cork™ line of products, and on a short-term basis generating revenues through cryptomining by the purchase of cryptomining machines to be based in data center facilities.

As a result, the Company is forming subsidiaries to invest in (1) the development and multinational marketing of Simple Cork™, and (2) the development of a unique cryptocurrency mining business for Bitcoin and other cryptocurrencies which will operate on a 24/7 basis.

The Company's primary operations are in the Miami, Florida area, and management intends to conduct our business principally in the U.S.

Results of Operations

For the year ended December 31, 2017, we had $4,606 in revenues compared to $4,863 for the year ended December 31, 2016. For the year ended December 31, 2017, Officers Compensation was $75,520 compared to $91,896 for the previous year, Professional Fees and Travel Expenses increased by $45,538 and $1,835, respectively, over the previous year, and Marketing Expenses increased to $32,095 from $36,348 in the previous year. We incurred $426 in Depreciation and $6,800 in Amortization expenses in the current year compared to $426 and $1,700 for the previous year. For the year ended December 31, 2017 we incurred an operating loss of $355,341. This compares to the net loss of $244,178 for the year ended December 31, 2016. During the period ended December 31, 2017, the Company wrote off inventory in the amount of $24,625 as it was determined to be obsolete due to the Company’s change in strategic direction.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $4,904,654 as of December 31, 2017 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended December 31, 2017, the Company entered into the following financing activities:

On March 27, 2017, the Company entered into a convertible advance with Crown Bridge Partners LLC. The agreement provides that the Company may borrow up to $675,000. Borrowings under the line bear interest at 8% upon maturity and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 45% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. If at any time the market price of the Company’s common stock is trading below $0.50, then an additional 10% discount shall be factored into the Conversion Price, resulting in a discount of 55%. In the event the Company fails to maintain its status as “DTC Eligible” for any reason, or if the lowest trading prices of the common stock is equal to or lower than $0.01, then an additional 5% discount shall be factored into the Conversion Price, resulting in a total discount of 60%. As of December 31, 2017, the Company has drawn a $75,000 credit line against this facility. The net proceeds received after discount was $63,750.

On March 24, 2017, the Company entered into a convertible advance with Eagle Equities LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 45% instead of 55% while that “Chill” is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%.

On May 30, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bears interest at 12% per annum and is payable on March 5, 2018. The note was issued at a 7% discount. The net proceeds received after issuance costs and fees was $35,000. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received.

On May 15, 2017, the Company entered into a convertible advance with Kodiak Capital Group, LLC. The agreement provides that the Company may borrow up to $337,500. Borrowings under the line bear interest at 8% per annum and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. As of December 31, 2017, the Company has drawn a $37,500 credit line against this facility. The net proceeds received after discount was $30,000.

On September 27, 2017, the Company entered into a convertible advance with PowerUp Lending Group, LTD. The advance with a face value of $28,000, bears interest at 12% per annum and is payable on July 10, 2018. The note was issued at a 10% discount. The net proceeds received after issuance cost and fees was $25,000. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 58% multiplied by the lowest price of the common shares for the 20 trading days prior to which the Notice of Conversion is received.

The conversion formula of each of the above notes created an embedded derivative conversion feature the value of which is stated on the Balance Sheet of December 31, 2017.

On November 27, 2017, the Company issued 1,000,000 shares of Series A Convertible preferred stock for $125,000. The Preferred Stock is convertible in the Company’s common stock. Each share of the Company’s Series A Convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at a cost basis equivalent to par value per share, or $0.0001. Each share of the Series A Convertible preferred stock votes at the equivalent of 20,000 shares of common stock.

During the years ended December 31, 2016 the Company received $14,508 in private placement subscriptions for the Company’s common stock and issued 145,080 shares. During the year ended December 31, 2016 the Company issued 112,500 to a contractor for services rendered and valued at $11,250. During the year ended December 31, 2017 the Company issued 200,000 to a contractor for services rendered and valued at $20,000.

During the year ended December 31, 2017 and 2016, the Company received $216,580 and $65,405, respectively in shareholder contributions to be used in the Company’s regular activities. As of December 31, 2017, the Company has used these proceeds on the Company’s operations and purchases.

Investing Activities

The Company had no investing activities for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

As of December 31, 2017, our cash balance was $nil as compared to $4,260 at December 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through third party financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the year ended December 31, 2017, the Company used cash in the amount of $315,495 in operating activities, which is an increase of $117,194 over the previous year, $233,884.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MINING POWER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

 Certified Public Accountants (a professional corporation)

50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mining Power Group, Inc. (formerly known as Rich Cigars, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mining Power Group, Inc. (formerly known as Rich Cigars, Inc.) (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah April 24, 2018

We have served as the Company’s auditor since 2017.

	1785 West Printers Row	5974 South Fashion Pointe Dr. Suite 120	1221 West Mineral Avenue, Suite 202	873 North Cleveland Avenue	2702 N. Loop 1604 East, Suite 202
As association of	Salt Lake City, Utah 84119	South Ogden, Utah 84403	Littleton, Colorado 80120-4544	Loveland, Colorado 80537	San Antonio, Texas 78232
Independent Accounting Firms	(801) 972-4800	(801) 479-4800	(303) 734-4800	(303) 577-4800	(210) 979-0055

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Rich Cigars, Inc. (now known as Mining Power Group, Inc.)

18851 NE 29th Avenue, Suite 700

Aventura FL 33180

We have audited the accompanying balance sheet of Rich Cigars, Inc. (now known as Mining Power Group, Inc.) as of December 31, 2016, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Cigars, Inc. (now known as Mining Power Group, Inc.) as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 30, 2017

Mining Power Group, Inc. (Formerly known as Rich Cigars, Inc.)
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,260
Accounts receivable, net	—	—
Inventory	—	—
Prepaid expenses	4,500	—
Assets of discontinued operations	498	37,834
Total current assets	4,998	42,094

Property and Equipment, net	—	—
Intangible Assets, net	—	—
Total Fixed Assets	—	—

Total assets	$4,998	$42,094

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$—	—
Accrued interest	11,917	—
Derivative liability	4,454,993	—
Convertible note, net of discounts of $190,634 and $0	30,040	—
Liabilities of discontinued operations	—	12,991
Total current liabilities	4,496,950	12,991

Total liabilities	4,496,950	12,991

Commitments and Contingencies	—	—

Series A Convertible Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	125,000	—

Shareholders' equity (deficit):
Preferred stock other designations; $0.0001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively
Common stock; $0.0001 par value; 100,000,000 shares authorized;
3,915,769 and 2,612,980 shares issued and outstanding
at December 31, 2017 and December 31, 2016, respectively	392	262
Additional Paid in Capital	605,615	581,427
Accumulated deficit	(5,222,959)	(552,586)

Total shareholders' equity (deficit)	(4,616,952)	29,103

Total liabilities and shareholders' equity (deficit)	$4,998	$42,094

  See accompanying notes to the consolidated financial statements.

Mining Power Group, Inc. (Formerly known as Rich Cigars, Inc.)
Consolidated Statements of Operations

	Year Ended
	December 31, 2017	December 31, 2016

REVENUES	$—	$—
COST OF SALES	—	—

GROSS PROFIT	—	—

Operating Expenses	—	—

Operating Loss	—	—

Interest Expense	(14,673)	—
Amortization of discount and issuance cost on convertible notes payable	(62,866)	—
Derivative Interest	(372,697)	—
Change in fair value of derivative liability	(3,864,796)	—
Total other income (expense)	(4,315,032)	—

Loss from continuing operations	(4,315,032)	—

Loss from discontinued operations	(355,341)	(244,178)

NET LOSS	$(4,670,373)	$(244,178)

Net loss per share applicable to common stockholders — basic and diluted	$(1.62)	$(0.10)

Weighted average number of common shares outstanding – basic	2,885,798	2,442,404

See accompanying notes to the consolidated financial statements.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2015	2,355,400	$236	$339,115	$(308,408)	$30,943

Shareholder contributions			216,580		216,580
Issuance of shares for cash	145,080	15	14,493		14,534
Issuance of shares for services	112,500	11	11,239		11,250
Net Loss				(244,178)	(244,178)

BALANCE, December 31, 2016	2,612,980	$262	$581,427	$(552,586)	$29,103

Shareholder contributions			65,405		65,405
Return of Capital			(25,000)		(25,000)
Treasury shares purchased and cancelled	(1,285,000)	(129)	(71,542)		(71,671)
Issuance of shares for convertible debt	2,387,789	239	35,345		35,584
Issuance of shares for services	200,000	20	19,980		20,000
Net Loss				(4,670,373)	(4,670,373)

BALANCE, December 31, 2017	3,915,769	$392	$605,615	$(5,222,959)	$(4,616,952)

See accompanying notes to the consolidated financial statements.

Mining Power Group, Inc. (Formerly known as Rich Cigars, Inc.)
Consolidated Statements of Cash Flows

	Year ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from continuing operations	$(4,315,032)	$—
Adjustments to reconcile net loss to net cash
used in operating activities:
Beneficial conversion feature and derivative interest	372,697	—
Change in derivative liability	3,864,796	—
Amortization of discount on convertible notes payable	62,866	—
Accrued interest	14,673
Net cash used in operating activities - continuing operations	—	—

Net cash used in operating activities - discontinued operations	(315,495)	(233,884)

Net cash used in operating activities	(315,495)	(233,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred share issuance	125,000	—
Proceeds from common share issuance	—	14,508
Proceeds from notes payable	217,500	—
Shareholder contribution	65,405	216,580
Capital reduction	(25,000)
Purchase of treasury stock	(71,670)
Net cash provided by financing activities – continuing operations	311,235	231,088

Net cash provided by financing activities – discontinued operations	—	—

Net cash provided by financing activities	311,235	231,088

NET CHANGE IN CASH	(4,260)	(2,796)
CASH, beginning of period	4,260	7,056
CASH, end of period	$—	$4,260

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest into common stock	$35,583	$—

See accompanying notes to the consolidated financial statements.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

NOTE 1 NATURE OF ORGANIZATION

Mining Power Group, Inc. formerly known as Rich Cigars, Inc. (the "Company") is a Florida Corporation incorporated on July 29, 2013, and was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company has branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently in the Miami, Florida area, and management intends to conduct our business principally in the U.S. through our own sales and marketing team.

In November 2017, the Company underwent a change in control and became a Colorado corporation. As a result of this change, the Company changed the business name to Intercontinental Technology, Inc. in order to reflect a change in the Company’s direction and overall strategy. Additionally, the Company has subsidiaries in fields unrelated to the traditional business, which is being phased out. The Company’s new strategic direction will be to focus on the acquisition, development, and marketing of proprietary patented products that are readily marketable internationally, and at the same time, its entering the business of cryptocurrency mining by the ownership of multiple cryptocurrency mining machines.

On December 26, 2017, the Company completed a reorganization. Rich Cigars, Inc., having been renamed to RCGR SUB, Inc., became a direct, wholly-owned subsidiary of a newly formed Delaware corporation, First Intercontinental Technology, Inc. First Intercontinental Technology, Inc. was then considered the parent and is now the public entity. Additionally, another Delaware corporate was formed, Intercontinental Services, Inc. As of the effective time of the merger, all outstanding shares of common stock and preferred stock of Rich Cigars, Inc. were automatically converted into identical shares of common stock or preferred stock in the parent on a one-for-one basis.

On February 16, 2018, the Company’s Board of Directors voted to annul and vitiate the series of transactions in Delaware by filing certificates of correction with Delaware’s Secretary of State. On February 21, 2018, the Company amended and restated the Articles of Incorporation in order to change the Company’s name to Mining Power Group, Inc.

NOTE 2 RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. Additionally, certain expense items have been broken out differently.  Previously, the Company had netted its stock subscription receivables against common stock. In the current period the Company concluded that it was more appropriate to present these subscription receivables separately in the Balance Sheet and in the Statement of Shareholders’ Equity (Deficit). These reclassifications had no effect on the reported results of operations. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows, and had no effect on the previously reported Statement of Operations for any period.

NOTE 3 GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of December 31, 2017, the Company has incurred net losses of $5,222,959 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

Management's plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business; however, there can be no assurance that the Company will be successful in such activities.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 DISCONTINUED OPERATIONS

On November 27, 2017, the Company entered into a Subscription Agreement for the purchase of 1,000,000 shares of restricted Series A Convertible Preferred Supermajority voting stock. Pursuant to this agreement, the Company announced a shift in the strategic focus. As a result of this shift, the Company has recognized a cessation of it business operations for Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations.

As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. As of the year ended December 31, 2016, assets of discontinued operations consisted of property and equipment of $924, intangible assets of $6,800, and inventory and other assets of $30,110. As of December 31, 2017, there were no liabilities of discontinued operations. As of December 31, 2016, there was outstanding AP balance of $12,991.

Results of the discontinued operations as of December 31, 2017 are as follows:

	December 31, 2017	December 31, 2016
REVENUES	$4,606	$4,863
COST OF SALES	2,382	2,157

GROSS PROFIT	2,224	2,706

OPERATING EXPENSES
Officers Compensation	75,520	91,896
Professional Fees	67,554	22,016
Travel Expense	45,874	44,039
Legal Fees	42,550	16,654
Marketing Expense	32,095	36,348
Rent expense	29,995	—
Inventory obsolescence expense	24,625	—
Accounting and Audit	11,704	14,449
Meals and Entertainment	10,544	6,443
Amortization Expense	6,800	1,700
Other General and Administrative	5,287	7,381
Transfer Agent Fees	4,591	5,532
Depreciation Expense	426	426
Total operating expenses	357,565	246,884
Net loss from discontinued operations	$(355,341)	$(244,178)

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

Cash flow from discontinued operations as of December 31, 2017 are as follows:

	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(355,341)	$(244,178)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	7,226	2,126
Common stock issued for services	20,000	11,250
Change in assets and liabilities:
Accounts receivable	8	(8)
Prepaid expenses	12,264	(4,266)
Inventory	13,339	(10,391)
Accounts payable and accrued expenses	(12,991)	11,583
Net cash used in operating activities	$(315,495)	$(233,884)

NOTE 5 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The accompanying consolidated financial statements of Mining Power Group, Inc. (formerly Rich Cigars, Inc.) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ from those estimates.

Accounting policies refer to specific accounting principles and the methods of applying those principles to fairly present the company's financial position and results of operations in accordance with generally accepted accounting principles. The policies discussed below include those that management has determined to be the most appropriate in preparing the company's financial statements and are not discussed in a separate footnote.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on the accrual basis of accounting.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The significant accounting policies, estimates and related judgments underlying the Company's consolidated financial statements are summarized below.  In applying these policies, management makes subjective judgments that frequently require estimates about matters that are inherently uncertain. Actual results could differ materially from those estimates.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  The Company had cash in the amount of $0 and $4,260 as December 31, 2017 and 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2017 and 2016, the Company wrote off uncollectible accounts in the amount of $8 and $0, respectively.

Inventory

The Company records inventory at lower of cost or net realizable values which consists of ready for sale cigars and other accessories. Cost is determined using the first-in, first-out method. The Company had a balance in inventory of $0 and $13,338 at December 31, 2017 and 2016, respectively. During the period ended December 31, 2017, the Company wrote off inventory in the amount of $24,625 as it was determined to be obsolete due to the Company’s change in strategic direction.

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

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  The Company’s net revenue is principally from the manufacturing and sales of high-quality, hand-rolled, premium cigars. In all cases, revenue is recognized when a sales transaction closes and the product is shipped or picked-up by the customer. For the years ended December 31, 2017 and 2016, the Company recorded revenues related to the sale of cigars in the amount of $4,606 and $4,488, respectively. Additionally, the Company hosts private events and provides the services of a professional cigar roller. As of December 31, 2017 and 2016, the Company recorded revenues for these services in the amount of $0 and $375, respectively.

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

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

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

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. The Company did not incur any advertising and promotion expenses during the years ended December 31, 2017 and 2016, respectively.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as no common stock equivalents were issued or outstanding during the years ended December 31, 2017 and 2016. Dilutive securities excluded from the loss per share were Series A preferred shares convertible into 1,000,000,000 shares of common stock and convertible debt convertible into 18,988,836 shares of common stock at December 31, 2017

NOTE 6 CONVERTIBLE NOTES PAYABLE

On March 27, 2017, the Company entered into a potentially dilutive convertible advance with Crown Bridge Partners LLC. The agreement provides that the Company may borrow up to $675,000. Borrowings under the line bear interest at 8% upon maturity and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche. As of December 31, 2017, the Company has drawn a $75,000 credit line against this facility. On March 27, 2017, the Company entered into a potentially dilutive convertible advance with Crown Bridge Partners, LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 27, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. If at any time the market price of the Company’s common stock is trading below $0.50, then an additional 10% discount shall be factored into the Conversion Price, resulting in a discount of 55%. In the event the Company fails to maintain its status as “DTC Eligible” for any reason, or if the lowest trading prices of the common stock is equal to or lower than $0.01, then an additional 5% discount shall be factored into the Conversion Price, resulting in a total discount of 60%. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $1,679,176 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 86 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

discount to be amortized over the life of the convertible debt. During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 635,910 shares issued for $5,656 in principal and $2,000 in accrued interest. Accrued interest related to this advance was $3,086 and $0 at December 31, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On March 24, 2017, the Company entered into a potentially dilutive convertible advance with Eagle Equities LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 45% instead of 55% while that chill is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $1,188,270 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 83 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 947,100 shares issued for 15,800 in principal and $645 in accrued interest. Accrued interest related to this advance was $3,608 and $0 at December 31, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On May 30, 2017, the Company entered into a potentially dilutive convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bears interest at 12% per annum and is payable on March 5, 2018. The note was issued at a 7% discount. The net proceeds received after issuance costs and fees was $35,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $553,851 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 150 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 545,930 shares issued for $7,955 in principal. Accrued interest related to this advance was $2,610 and $0 at December 31, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On May 15, 2017, the Company entered into a potentially dilutive convertible advance with Kodiak Capital Group, LLC. The agreement provides that the Company may borrow up to $337,500. Borrowings under the line bear interest at 8% per annum and include a 10% issue discount. On May 15, 2017, drew against this debt facility. The net proceeds received after issuance costs and fees was $30,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

discretion into shares of the Company’s common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $680,625 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 135 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 258,849 shares issued for $3,416 in principal. Accrued interest related to this advance was $1,890 and $0 at December 31, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

On September 27, 2017, the Company entered into a potentially dilutive convertible advance with Power Up Lending Group, LLC. The advance, with a face value of $28,000, bears interest at 12% per annum and is payable on July 10, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $25,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 58% multiplied by the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $353,071 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 192 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. At December 31, 2017 and 2016, the convertible note was recorded at $963 and $0, respectively.  Accrued interest related to this advance was $875 net of discounts of $27,125, and $0 at December 31, 2017 and 2016, respectively, and is included in accrued interest on the Balance Sheets.

At December 31, 2017 and 2016, the convertible notes payable were recorded at $30,040 and $0, net of discounts of $190,634 and $0, respectively.

NOTE 7 PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	December 31, 2017	December 31, 2016
Furniture and Equipment	$2,131	$2,131
Less Accumulated Depreciation	(1,633)	(1,207)
Property and Equipment, net	$498	$924

For the years ended December 31, 2017 and 2016, the Company recorded Depreciation Expense of $426 and $426.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

NOTE 8 INTANGIBLE ASSETS

Intangible Assets consists of the following:

	December 31, 2016	December 31, 2016
Website Development Costs	$8,500	$8,500
Less Accumulated Amortization	(8,500)	(1,700)
Intangible Assets, net	$—	$6,800

In May 2014, the Company issued 85,000 shares for the development of the Company’s website, which is currently recorded in Website Development Costs. The website for the Company went live on January 1, 2016, and as a result the Company began depreciating the asset at that time. As of December 31, 2017, the Website is no longer being used by the Company, and as a result, is considered to be impaired. As a result, the Company fully amortized the asset. For the years ended December 31, 2017 and 2016, the Company recorded Amortization expense of $6,800 and $1,700, respectively.

NOTE 9 EQUITY

On January 1, 2017, the Company issued 100,000 shares of common stock valued at $10,000. The shares were issued to pay for consulting services performed for the Company. On July 23, 2017, the Company issued 100,000 shares of common stock valued at $10,000. The shares were issued to pay for consulting services performed for the Company.

On November 27, 2017, the Company issued 1,000,000 shares of Series A Convertible preferred stock for $125,000. The Preferred Stock is convertible in the Company’s common stock. Each share of the Company’s Series A Convertible preferred stock is convertible into 1,000 shares of the Company’s common stock at a cost basis equivalent to par value per share, or $0.0001. Each share of the Series A Convertible preferred stock votes at the equivalent of 20,000 shares of common stock.

In December 2017, the Company repurchased 1,285,000 shares of the Company's outstanding common shares for $71,670. The shares have been cancelled and removed from the Company's reported Common Stock on the Balance Sheets.

During the year ended December 31, 2017, the conversion options of the debt were exercised. 2,387,789 shares of the Company’s common stock was issued for $32,827 in principal and $2,757 in accrued interest. Refer to Note 5.

During the period ended December 31, 2017, the Company’s shareholders have contributed $65,405 in the business to be used in the Company’s regular activities. During the period, $25,000 was returned to the CEO. Since inception, the Company’s shareholders have contributed $360,796 in the business to be used in the Company’s regular activities. As of December 31, 2017, the Company has used these proceeds on the Company’s operations and purchases.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

NOTE 10 TAXES

The components of deferred taxes are as follows:

	December 31, 2017	December 31, 2016
Deferred income tax assets:
Operating loss carryforwards	$(228,702)	$(128,166)
Less: Valuation allowance	228,702	128,166
	$—	$—

The components of income tax benefit for the periods ended are as follows:

	December 31, 2017	December 31, 2016

Current tax benefit	$(102,260)	$(56,080)
Change in valuation allowance	102,260	56,080
Income tax provision	$—	$—

At December 31, 2017 and 2016, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income. The Company calculates the valuation allowance using a Federal Income rate of 21% and a State Income rate of 3.6%.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has not made sufficient progress on the transition tax analysis to reasonably estimate the effects, and therefore, has not recorded provisional amounts. However, based on analysis to date the one-time transition tax is not expected to be material. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

At December 31, 2017, the Company had net operating loss carryforwards for tax purposes of $929,682 which will expire beginning in 2033, if not previously utilized. The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2017, the Company’s tax years for 2014, 2015, and 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2013. Tax year 2014 was open as of December 31, 2017.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2017 and 2016

NOTE 11 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of December 31, 2017, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 12 SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2017 Form 10-K.

Effective January 31, 2018, the Company completed the purchase of the intellectual property assets of Simple Cork, Inc., a Florida corporation, and wholly-owned subsidiary of Vapor Group, Inc. (the “Asset Purchase”). As a result, the Company assumed the responsibility for the development of “Simple Cork™” a new, multi-nationally patented combination wine bottle cork/opener (www.simplecork.com), which represents a faster and easier way to get a cork out of a bottle of wine without the use of a corkscrew (The “Purchase”). The Company is forming a subsidiary specifically to hold the assets purchased and to develop the Simple Cork™.

Prior to the closing of the Asset Purchase, which includes the French patent awarded in 2017 and patents pending in eight other countries including the United States, the Company on November 29, 2017 had obtained a copy of an independent CPA appraisal using the “relief-from-royalty method” of the estimated “fair value” of the intellectual property (“IP”) once in market. (The “Appraisal”) The valuation used in the Appraisal was performed in conformity with the “Statement of Standards for Valuation Services No. 1” of the American Institute of Certified Public Accountants (“AICPA”). The standard of value used was” fair value”, which per the Financial Accounting Standards Boards (“FASB”) is defined as “the price that would be received to sell as asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” AICPA also finds the definition of “fair market value” in Revenue Ruling 59-60 consistent with the definition of “fair value” as defined by FASB.

On February 7, 2017, the Company issued an 8-K on the Asset Purchase which contained, and to which was appended, additional information pertaining to the Appraisal and the Asset Purchase.

The Company is forming subsidiaries to invest in (1) the development and multinational marketing of the proprietary patent-protected Simple Cork™, and (2) the development of a unique cryptocurrency mining business for Bitcoin and other cryptocurrencies which will operate on a 24/7 basis

On February 22, 2018, the Company cancelled and unwound the corporate reorganization as published on form 8-K and filed with the Securities and Exchange Commission (“SEC”) on December 26, 2017, and filed amended and restated Articles of Incorporation with Colorado, wherein the total quantity of authorized shares of common stock of the Company is reduced to one hundred million (100,000,000) shares and the total quantity of authorized shares of preferred stock, designated in three series, is eleven million (11,000,000) shares.

On February 8, 2017, the Company converted 37,000 shares of its convertible preferred stock into 37,000,000 shares of restricted common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 19, 2017, the Company received a letter from Pritchett, Siler & Hardy, P.C. (“PSH”) resigning as the Company's independent registered public accounting firm due to their acquisition on December 12, 2017, by Haynie & Company CPAs

The audit reports of PSH on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2015 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than as such concerns pertain the Company remaining a going concern.

During the Company's two most recent fiscal years ended December 31, 2015 and December 31, 2016 and during the subsequent interim period from January 1, 2016 through December 19, 2017, (i) there were no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to PSH's satisfaction, would have caused PSH to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On December 19, 2017, the Board of Directors of the Company engaged Haynie & Company CPAs (“Haynie”), the successor firm to PSH, as the Company's independent registered public accounting firm for the year ending December 31, 2017.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer acting as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting. We intend to expand our procedures and controls for the current fiscal year.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal control over financial reporting is not effective because of a lack of segregation of duties and because of the lack of a dedicated Chief Financial Officer. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified under the Company’s bylaws.

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

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors. Currently, we do not have an employment agreement in place with our officers and directors, past or present, who have acted as consultants under oral agreements.

We do not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

The following table sets forth the names and ages of officers and directors as of December 31, 2017. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Departure of Officers and Directors

As a result of the change of control of the Company as reported on form 8-K filed with the SEC on November 27, 2017, effective 10 days following the mailing of the notice to shareholders on Schedule 14f-1 which occurred on December 11, 2017, Al Rushing resigned as Vice President, Chief Operating Officer, Secretary, and a Director of the Company and Michael Rushing resigned as Vice President of Sales and a Director of the Company. Neither resignation of Al and Michael Rushing was the result of any disagreement with the policies, practices or procedures of the Company.

Reginald Saunders had previously resigned as an officer and director of the Company on April 14, 2017. His resignation was not the result of any disagreement with the policies, practices or procedures of the Company.

Identification of Directors and Executive Officers

As of the date of this report, the Company has only one Officer and Director.

Name	Age	Term Served	Title

Richard Davis	34	Since Inception	Chief Executive Officer, President, Secretary and Treasurer, Director

Officer and Director Biographical Information:

Richard Davis, President and Director

Richard Davis, age 34, attended University of North Carolina from 2001 – 2005, where he studied Business Administration and Marketing. Richard Davis has been President and Director of MainStreet Ventures from 2009 – 2014. Richard Davis formerly controlled RichKeys Enterprises, LLC from November 2012 until September 2014. Richard Davis has worked since 2014 as a financial consultant. Richard Davis’ experience in business and marketing qualifies him for the position with our company. Richard Davis will spend approximately 40 hours per week on our company’s business.

Committees of the Board of Directors

We do not have any committees managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee at this time.

Conflicts of Interest – General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. Each officer and director of our business is engaged in business activities outside of our business. The amount of time Richard Davis devotes to our business is less than 40 hours per week.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2017, 2016 and 2015. The table sets forth this information for the Company including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards (1) (2)(3)(4)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Davis, President/CEO, Director	2015	0	0	(37,500)	0	0	0	$2,678	$(1,072)
	2016	0	0	0	0	0	0	91,896	$91,896
	2017	0	0	0	0	0	0	75,520	$75,520

Alfred Rushing, COO, V.P., Secretary & Director*	2015	0	0	(37,500)	0	0	0	0	$(3,750)
	2016	0	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	0	$0

Michael Rushing, V.P. of Sales & Director*	2015	0	0	0	0	0	0	0	$0
	2016	0	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	0	$0

Reginald Saunders, S.V.P. of Marketing and Entertainment & Director*	2015	7,500 (4)	0	75,000	0	0	0	0	$7,500
	2016	0	0	0	0	0	0	0	$0
	2017	0	0	0	0	0	0	0	$0

*Former officer and director.

(1)	Accrued consulting
(2)	In exchange for accruals
(3)	@ $0.10 per share
(4)	Reginald Saunders was issued 75,000 shares of common stock, pursuant to his Marketing Services Agreement dated August 18, 2015. The shares were reallocated from Alfred Rushing and Richard Davis.

There are no current employment agreements between our Company and our executive officers or directors, other than the consulting agreement with Reginald Saunders, a former director during his time of service. Our executive officers and directors have agreed to work with minimal remuneration on a month-to-month consulting fee basis at $50 per hour. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation. A total of $75,520 was expensed in the year ended December 31, 2017 for Officers Compensation.

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

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

During 2017, we had an arrangement to pay consulting fees for services to the following officers/directors:

Richard Davis, CEO and Director: $50 per hour

Alfred Rushing, COO and Director: $50 per hour

Michael Rushing, Director: $50 per hour

Reginald Saunders, Director: contractual arrangement for shares of the Company’s Common Stock for marketing consulting (and not as a Director).

DIRECTOR COMPENSATION

Our Directors are permitted to receive fixed fees and other compensation for their services as directors. Our Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2017, 2016 and 2015. The table sets forth this information for our Company including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Davis(1) 2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Alfred Rushing(1) 2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Michael Rushing (1) 2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Reginald Saunders (1)(2) 2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Totals	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Messrs. Davis, Rushing, Rushing, and Saunders received shares as compensation for services as officers as shown on the Officers Compensation Table, but none for services as directors.
(2)	Reginald Saunders was appointed as an Officer and Director on October 1, 2015 and resigned April 14, 2017.

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

We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

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

The information below is based on the number of shares of our preferred and common stock that we believe was beneficially owned by each person or entity as of December 31, 2017.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common shares	Richard Davis, President, Chief Executive Officer & Director	-0-	-0-

Common shares	Alfred Rushing, COO, Vice President, Secretary & Director	-0-	-0-

Common shares	Michael Rushing, Vice President of Sales & Director	-0-	-0-

Common shares	William Hicks, Jr.	250,000	6.94%

Preferred shares	Dror Svorai	125,000	100.0%
Common shares	All Directors and Executive Officers as a Group	-0-	-0-

(1)	*The address of each person listed above, unless otherwise indicated, is c/o 5100 SW 103rd Street, Ocala, FL 34476.
(2)	Based upon 3,915,769 shares issued and outstanding as of December 31, 2017 on a fully diluted basis.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no grants of stock options since inception to December 31, 2017. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our Board of Directors have not adopted a stock option plan. We have no plans to adopt one but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

Reginald Saunders, a former director of the Company, had been compensated with 75,000 shares of common stock in return for his consulting services. Copies of the consulting agreement can be found in our Amendment 1 to the S-1 filing dated March 31, 2016 found at www.sec.gov.

Other than described above, we have no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full-time employment arrangements would be determined, if and when, such arrangements become necessary.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

There were no equity issuances to our officers and/or directors for the year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2017 we incurred approximately $14,200 in audit fees to our principal independent accountants, Haynie & Company, for professional services rendered in connection with the audit of consolidated financial statements for the fiscal year ended December 31, 2017 and review of the consolidated financial statements included in our quarterly reports on Form 10-Q. During the fiscal year ended December 31, 2016 we incurred approximately $12,000 in audit fees to our principal independent accountants, Pritchett, Siler & Hardy P.C., for professional services rendered in connection with the audit of consolidated financial statements for the fiscal year ended December 31, 2016 and review of the consolidated financial statements included in our quarterly reports on Form 10-Q.

During the fiscal years ended December 31, 2017 and 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mining Power Group, Inc.

Dated: April 24, 2018	By:	/s/ Richard Davis
Richard Davis
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 24, 2018

DIRECTORS

/s/ Richard Davis

_____________________________________

Richard Davis, Director, Chief Executive Officer,

Principal Financial Officer, Principal Accounting Officer

