Form 10-Q
period 2018-03-31
MINING POWER GROUP, INC.
filed 2018-07-27
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-199452

MINING POWER GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	46-3289369
(State of Incorporation)	(IRS Employer ID Number)

20200 Dixie Highway, Suite 906, Miami, FL 33180

(Address of principal executive offices)

(800) 304-2657

(Registrant's Telephone number)

18851 NE 29th Avenue, Suite 700, Aventura, FL 33180

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

As of July 26, 2018, there were 52,974,165 shares of the registrant’s common stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mining Power Group, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$4,500	$4,500
Assets of discontinued operations	—	498
Total current assets	4,500	4,998
Total assets	$4,500	$4,998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued interest	$15,863	$11,917
Derivative liability	216,466	4,454,993
Convertible notes payable, net of discounts of $61,415 and $190,634	93,474	30,040
Notes payable	38,301	—
Total current liabilities	364,104	4,496,950
Total liabilities	364,104	4,496,950

Commitments and Contingencies

Series A Convertible Preferred stock: 1,000,000 $0.0001 par value: 1,000,000 shares authorized: 963,000 and 1,000,000 shares issued and outstanding at March 31, 2018 and at December 31, 2017 respectively	121,300	125,000
Shareholders’ equity (deficit)
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at March 31, 2018 and December 31,2017 respectively	—	—
Common stock: $0.0001 par value: 100,000,000 shares authorized:
43,025,671 and 3,915,769 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively	4,303	392
Additional Paid in Capital	689,662	605,615
Accumulated deficit	(1,174,869)	(5,222,959)
Total shareholders’ equity (deficit)	(480,904)	(4,616,952)
Total liabilities and shareholders’ equity (deficit)	$4,500	$4,998

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended

	March 31, 2018	March 31, 2017

REVENUES	$—	$—
COST OF SALES	—	—
GROSS PROFIT	—	—
Operating Expenses
General and Administrative expenses	9,752	—
Officers Compensation	14,000	—
Professional Fees	14,549	—
Total operating expense	38,301	—
Loss from operations	(38,301)	—
OTHER INCOME (EXPENSES)
Interest Expense	(151,638)	(5,235)
Derivative Interest	—	(108,552)
Change in fair value of derivative liability	4,238,527	(75,824)
Fixed Asset Write-off	(498)	—
Total other income (expense)	4,086,391	(189,611)

Income (Loss) from continuing operations	4,048,090	(189,611)
Income (Loss) from discontinued operations	—	(113,535)
NET INCOME (LOSS)	$4,048,090	$(303,146)
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$0.16	$(0.07)
Net Income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	(0.04)
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$0.004	$(0.07)
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$0.00	$(0.04)
Weighted average number of common shares outstanding - basic	25,661,578	2,694,299
Weighted average number of common shares outstanding - diluted	988,661,578	2,694,299

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from continuing operations	$4,048,090	$(189,611)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Fixed assets write off	498	—
Beneficial conversion feature and derivative interest	—	108,552
Change in derivative liability	(4,238,527)	75,824
Amortization of debt discount	147,691
Amortization of discount on convertible notes payable	—	5,120
Accrued interest	3,947	—
Net cash used in operating activities - continuing operations	(38,301)	(115)
Net cash used in operating activities - discontinued operations	—	(108,901)
Net cash used in operating activities	(38,301)	(109,016)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable	38,301	63,750
Shareholder contribution	—	48,100
Net cash provided by financing activities – continued operations	38,301	111,850
Net cash provided by financing activities – discontinued operations	—	—
NET CHANGE IN CASH	—	2,834
CASH, beginning of period	—	4,260
CASH, end of period	$—	$7,094
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	—	$10,000
Issuance of share for convertible debt	$86,598.00	$—
Issuance of share for conversion of preferred stock	$3,700.00	$—
Cancellation of shares	$(2,340.00)	$—

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.

(Formerly known as Rich Cigars, Inc.)

Notes to the Condensed Consolidated Financial Statements For the Three Months

Ended March 31, 2018 (Unaudited)

NOTE l: NATURE OF ORGANIZATION

Mining Power Group, Inc. formerly known as Rich Cigars, Inc. (the "Company") was a Florida Corporation incorporated on July 29, 2013, and was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name, the Company has branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations were in the Miami, Florida area, and management intended to conduct our business principally in the U.S. through our own sales and marketing team

In November 2017, the Company underwent a change in control and became a Colorado corporation. As a result of this change, the Company changed the business name to Intercontinental Technology, Inc. in order to reflect a change in the Company's direction and overall strategy. The Company's new strategic direction will be to focus on the acquisition, development, and marketing of proprietary patented products that are readily marketable internationally, and at the same time, its entering the business of cryptocurrency mining by the ownership of multiple cryptocurrency mining machines. The Company’s previous operations were discontinued.

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

On February 16, 2018, the Company's Board of Directors voted to annul and vitiate the series of transactions in Delaware by filing certificates of correction with Delaware's Secretary of State. On February 21, 2018, the Company amended and restated the Articles of incorporation in order to change the Company's name to Mining Power Group, Inc.

NOTE 2: RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows and had no effect on the previously reported Statement of Operations for any period.

NOTE 3: GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2018, the Company has incurred net losses of $ 1,174,869 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising capital through the equity markets to fund operations and eventually generating of revenue through its business; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4: DISCONTINUED OPERATIONS

On November 27, 2017, the Company entered into a Subscription Agreement for the purchase of 1,000,000 shares of restricted Series A Convertible Preferred Supermajority voting stock Pursuant to this agreement, the Company announced a shift in the strategic focus.

As a result of this shift, the Company has recognized a cessation of it business operations for Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations. As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. As of the period ended March 31, 2018 all property and equipment was written-off.

Results of the discontinued operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
REVENUES	$—	$2,497
COST OF SALES	—	1,651

GROSS PROFIT	—	846

OPERATING EXPENSES
Professional Fees	—	28,912
Officers Compensation	—	25,465
Legal Fees	—	20,280
Travel Expense	—	19,363
Accounting and Audit	—	6,703
Other General and Administrative	—	4,901
Meals and Entertainment	—	4,793
Marketing Expense	—	1,762
Transfer Agent Fees	—	1,670
Amortization Expense	—	425
Depreciation Expense	—	107
Total operating expenses	—	114,381

Income (loss) from operations	—	(113,535)

Cash flow from discontinued operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from operations	$—	$(113,535)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	—	532
Change in assets and liabilities:
Accounts receivable	—	(877)
Prepaid expenses	—	(5,381)
Inventory	—	871
Accounts payable and accrued expenses	—	9,489
Net cash used in operating activities	—	(108,901)

NOTE 5: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Mining Power Group, Inc. (formerly Rich Cigars, Inc.) includes its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements,

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $0 and $0 as March 31, 2018 and December 31, 2017 respectively.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model in assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black Scholes option-pricing model.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 606 Revenue Recognition.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are treasured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

Advertising and Promotion

The Company expenses advertising and promotion costs as incurred. The Company did not incur any advertising and promotion expenses during the quarter ended March 31, 2018 and 2017 respectively.

Earnings Per Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. Dilutive securities excluded from the loss per share as of March 31, 2017 were convertible debts convertible into 545,236 shares of common stock at March 31, 2017.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net income applicable to common shareholders	$4,048,090	$(303,146)
Denominator
Weighted average common shares outstanding, basic	25,661,578	2,694,299
Warrants to purchase common stock	963,000,000	—
Weighted average common shares outstanding, diluted	988,661,578	2,694,299
Net income (loss) per share –Basic	$0.16	$(0.11)
Net income (loss) per share –Diluted	0.004	$(0.11)
10

NOTE 6: CONVERTIBLE NOTES PAYABLE

1 - On March 27, 2017, the Company entered into a potentially dilutive convertible advance with Crown Bridge Partners LLC. The agreement provides that the Company may borrow up to $675,000. Borrowings under the line bear interest at 8% upon maturity and include a 10% issue discount. The maturity date for each tranche funded shall be 12 months from the effective date of each tranche. As of December 31, 2017, the Company has drawn a $75,000 credit line against this facility. The advance, was payable on March 27, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. If at any time the market price of the Company's common stock is trading below $0.50, then an additional 10% discount shall be factored into the Conversion Price, resulting in a discount of 55%. In the event the Company fails to maintain its status as "DTC Eligible" for any reason, or if the lowest trading prices of the common stock is equal to or lower than $0.01, then an additional 5% discount shall be factored into the Conversion Price, resulting in a total discount of 60%. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2018 dividend yield of zero, 365 day term to maturity, risk free interest rate of 2.09 and annualized volatility of 35.16%, valued at $43,176, and (ii) as of December 31, 2017 dividend yield of zero, 86 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. valued $1,679,176 at December 31, 2017.

The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 635,910 shares issued for $5,656 in principal and $2,000 in accrued interest. Accrued interest related to this advance was $4,000 and $2,586 at March 31, 2018 and at December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets.

Face Value balance as of March 31, 2018 is $29,344 and $69,344 as of December 31, 2017. Interest expenses as of December 31, 2017 was $29,566 and $4,000 as of March 31, 2018.

On February 21, 2018 Crown Bridge Partners LLC, sold para of its potentially dilutive convertible advance to D&D Capital, Inc. On February 21, 2018, D&D Capital Inc, the convertible option of the debt was exercised resulting in 2,000,000 shares issued for $39,250 in principal. Accrued interest related to this advance was $6 and $0 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets.

2 - On March 24, 2017, the Company entered into a potentially dilutive convertible advance with Eagle Equities LLC. The advance, with a face value of $75,000, bears interest at 8% per annum and is payable on March 24, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $63,750. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 45% instead of 55% while that chill is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2018, dividend yield of zero, 365 day term to maturity, risk free interest rate of 2.09 and annualized volatility of 35.16% valued at $83,446 and (ii) as of December 31, 2017 dividend yield of zero, 83 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $ 1,188,270. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 947,100 shares issued for $15,800 in principal and $756 in accrued interest. Accrued interest related to this advance was $5,244 and $3,608 at March 31, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $59,200 and $ 59,200 as of December 31, 2017 and March 31, 2018 respectively.

3 - On May 30, 2017, the Company entered into a potentially dilutive convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bears interest at 12% per annum and is payable on March 5, 2018. The note was issued at a 7% discount. The net proceeds received after issuance costs and fees was $35,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2017 dividend yield of zero, 150 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%; valued at $553,851 and (ii) as of March 31, 2018 as of March 31, 2018, dividend yield of zero, 60 day term to maturity, risk free interest rate of 2.09 and annualized volatility of 23.82% valued at $30,096. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 545,930 shares issued for $7,955 in principal. Accrued interest related to this advance was $2,610 and $4,560 at December 31, 2017 and March 31, 2018, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $30,045 and $3,510 as of December 31, 2017 and March 31, 2018 respectively.

During the period ended March 31, 2018 the convertible option of the debt was exercised, resulting in 265,902 shares issued for $47,348 in principal and 2,280.00 in accrued interest.

4 - On May 15, 2017, the Company entered into a potentially dilutive convertible advance with Kodiak Capital Group, LLC. The agreement provides that the Company may borrow up to $337,500. Borrowings under the line bear interest at 8% per annum and include a 10% issue discount. On May 15, 2017, drew against this debt facility. The net proceeds received after issuance costs and fees was $30,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2017 dividend yield of zero, 135 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. valued at $680,625, and (ii) as of March 31, 2018 dividend yield of zero, 60 day term to maturity, risk free interest rate of 2.09% and annualized volatility of 23.83%, valued at $ 46,859. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 258,849 shares issued for $3,416 in principal. Accrued interest related to this advance was $2,630 and $4,560 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. Face Value balance as of December 31, 2017 was $34,084 and March 31, 2018.

5 - On September 27, 2017, the Company entered into a potentially dilutive convertible advance with Power Up Lending Group, LLC. The advance, with a face value of $28,000, bears interest at 12% per annum and is payable on July 10, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $25,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 58% multiplied by the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2017 dividend yield of zero, 192 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $353,071 and (ii) as of March 31, 2018 dividend yield of zero, 180 day term to maturity, risk free interest rate of 2.09% and annualized volatility of 31.95%, valued at $34,492. The value of the conversion feature was assigned to the derivative liability and created a `debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was not exercised. Accrued interest related to this advance was $2,630 and $875 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. At March 31 2018 and December 31, 2017, the convertible note payable was recorded at $34,084 and $34,084, respectively.

NOTE 7: PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	March 31,	December 31,
	2018	2017
Furniture and Equipment	$—	$2,131
Less Accumulated Depreciation	—	(1,633)
Property and Equipment, net	$—	$498

The Company recorded Depreciation Expense $ 0 and $423 for the period ended years ended March 31, 2018 and December 31, 2017 As of March 31, 2018 all Property and Equipment was written-off.

NOTE 8: EQUITY

On November 27, 2017, the Company issued 1,000,000 shares of Series A Convertible preferred stock for $125,000. The Preferred Stock is convertible in the Company's common stock. Each share of the Company's Series A Convertible preferred stock is convertible into 1,000 shares of the Company's common stock at a cost basis equivalent to par value per share, or $0.0001. Each share of the Series A Convertible preferred stock votes at the equivalent of 20,000 shares of common stock.

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.0001 par value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock,

On February 16, 2018 the Company issued 2,000,000 shares of common stock valued at the conversion price of $0.01625. The shares were issued to convert $39,250 from certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc. and Crown Bridge Partners, LLC which sold the note to D&D Capital, Inc, who finally submitted the Conversion Note.

On February 28, 2018 the Company issued 156,333 shares of common stock valued at the conversion price of $0.18. The shares were issued to convert $28,140 of the principal amount of the Note dated as of May 30, 2017 having as beneficiary to Power Up Lending Group Ltd.

On March 6, 2018 the Company issued 109,569 shares of common stock valued at the conversion price of $0.1753. The shares were issued to convert $16,928 of the principal amount and $2,280 of accrued and unpaid interest of the Note dated as of May 30, 2017 having as beneficiary to Power Up Lending Group Ltd.

On April 16, 2018 the Company received as cancellation from D&D Capital Inc, 2,000,000 shares of common stock issued at the conversion price of $0.01963. The shares were issued to convert $39,250 of the principal amount, of the Note dated as of March 27, 2017 issued to Crown Bridget Partners LLC and then D&D Capital Inc acquired $40,000 of such Note.

On May 3, 2018 the Company issued 2,500,000 shares of common stock at $0,0001 value having as beneficiary to Shelby White. On July 3, 2018, the Company cancelled the issuance which was made in error.

NOTE 9: COMMITMENTS AND CONTINGENCIES;

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2018, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 10: SUBSEQUENT EVENTS AFTER MARCH 31, 2018

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's first quarter 2018 Form 10-Q.

Asset Purchase and Rescission

On January 31, 2018, the Company completed the purchase of the intellectual property assets of Simple Cork, Inc., a Florida corporation, and wholly-owned subsidiary of Vapor Group, Inc. (the "Asset Purchase").

On July 10, 2018, the Company, Vapor Group, Inc. and Simple Cork, Inc., the non-publicly-traded subsidiary company of Vapor Group, Inc. jointly announced that they had reached a settlement and resolution pertaining to the Asset Purchase, dated January 31, 2018, Under the terms and conditions of the settlement and resolution, the Asset Purchase Agreement in its entirety is rescinded ab initio. In its place, the Company and Vapor Group shall issue a share dividend of common stock of Simple Cork, Inc., which is being spun-off pursuant to the provisions of a Tier 2 Regulation A filing with the Securities and Exchange Commission not later than by Friday, September 14, 2018, which date has been set as the ex-dividend date or the issuance date for shareholders of record of either Company. The ratio of the quantity of shares of Simple Cork, Inc. to be issued per shares held of either of the Company and Vapor Group, Inc. will be announced at a later date.

In addition, each shareholder of the Company and Vapor Group, Inc. shall receive rights to acquire additional shares of Simple Cork, Inc. as the spun-off company at a 50% discount to the IPO price as set in the Reg A+ filing for new shareholders. The new Simple Cork, Inc. shareholders, not shareholders of the Company or Vapor Group, Inc., shall not be entitled to such rights.

The result is that neither the Company nor Vapor Group, Inc. will own the intellectual property assets of Simple Cork, Inc. Instead, Simple Cork, Inc., as a separate public entity, will own such intellectual property rights and will in turn be owned, separately, by its own shareholders. Simple Cork, Inc. shall separately assume responsibility for the development of “Simple Cork™”.

Share Issuances

On April 16, 2018 the Company received as cancellation from D&D Capital Inc, 2,000,000 shares of common stock issued at the conversion price of $0.01963. The shares were issued to convert $39,250 of the principal amount, of the Note dated as of March 27, 2017 issued to Crown Bridget Partners LLC and then D&D Capital Inc acquired $40,000 of such Note.

On April 25, 2018 the Company issued 45,000 shares of common stock value at the conversion price of $0.078. The shares were issued to convert $3,510 of the principal amount of the Note dated as of May 30, 2017, having as beneficiary to Power Up Lending Group Ltd.

On April 25, 2018 the Company issued 187,533 shares of common stock value at the conversion price of $0.0754. The shares were issued to convert $14,140 of the principal amount of the Note dated as of September 27, 2017, having as beneficiary to Power Up Lending Group Ltd.

On May 3, 2018 the Company issued 2,500,000 shares of common stock at $0,0001 value having as beneficiary to Shelby White. On July 3, 2018, the Company cancelled the issuance which was made in error.

On July 6, 2018 the Company issued 10,000,000 common stock restricted shares, $0.0001 par value per share, converting 10,000 shares of the one million (1,000,000) Series A Preferred Stock.

On July 6, 2018 the Company issued 1,715,961 shares of common stock value at the conversion price of $0.3897. The shares were issued to convert $ 7,671 of the principal amount of the Note dated as of March 24, 2017, having as beneficiary to Eagle Equities LLC.

Change In Officers and Directors

On May 10, 2018, the Company appointed Yaniv Nahon, a member of its Board of Directors. Following Mr. Nahon’s appointment and acceptance as a member of the Board of Directors, the Board of Directors accepted the resignation of Richard Davis as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Immediately following the resignation of Mr. Davis, the Board of Directors appointed Yaniv Nahon, a member of the Board of Directors, as the Corporation’s President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, the sole member of the Board of Directors is Yaniv Nahon.

Mr. Davis did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $1,174,869. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Florida on July 29, 2013. The Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. Beginning January 1, 2018 the Company wound down and discontinued its operations pertaining to the manufacture and distribution of cigars. Effective at the same date, the Company began the process of re-focusing its operations to become a holding company wherein its primary focus would be to own and operate subsidiary companies in the cryptocurrency business, principally companies either engaged in cryptocurrency mining directly, data center operations for cryptomining, or the development of proprietary products and services for the cryptocurrency business sector itself. The Company is confident that it will be able to implement its new focus and strategy in the third quarter of 2018.

Results of Operations

Three Months

For the three months ended March 31, 2018, we had $0 in revenues and $0 in cost of goods sold compared to $2,497 and $1,651 respectively for the same period one year earlier. For the three months ended March 31, 2018, our total operating expenses were $38,301 as compared to $114,381 for the three months ended March 31, 2017. For the three months ended March 31, 2018, we incurred expenses of $14,000 for officers’ compensation compared to $25,465 for the same period in 2017. For the three months ended March 31, 2018, we incurred professional fees in the amount of $14,549, compared to $28,912 for the corresponding period in 2017. For the three months ended March 31, 2018, we incurred $9,752 for other general and administrative expenses, which was up from $4,901 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business.

Liquidity and Capital Resources

As of March 31, 2018, our cash balance was $0 as compared to $0 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities – Update after fixing cash flow

During the three months ended March 31, 2018, the Company used cash in the amount of $38,301 in operating activities, which is a decrease of $70,715 compared to the same period in 2017.

Financing Activities

During the quarter ended March 31, 2018, $38,301 in net cash was provided to the Company from its financing activities compared to $111,850 during the same period in 2017.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2018 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Investing Activities To Date

During the three months ended March 31, 2018 and 2017, $0 in net cash was provided to the Company from investing activities.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. Thus, the results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.0001 par value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock, based on the Articles of Incorporation of First Intercontinental Technology, Inc. filed with the State of Delaware in December 26, 2017, including, but not limited to, Section 4(a), “Automatic Conversion”, and 4(b) “Method of Conversion”.

On February 16, 2018 the Company issued 2,000,000 shares of common stock valued at the conversion price of $0.01963. The shares were issued to pay $39,250 from certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc. and Crown Bridge Partners, LLC which sold the note to D&D Capital, Inc, who finally submitted the Conversion Note. On April 16, 2018, D&D Capital, Inc. cancelled the share issuance and returned the 2,000,000 shares.

On February 28, 2018 the Company issued 156,333 shares of common stock valued at the conversion price of $0.18. The shares were issued to pay $28,140 of the principal amount of the Note dated as of May 30, 2017 having as beneficiary to Power Up Lending Group Ltd.

On March 6, 2018 the Company issued 109,569 shares of common stock valued at the conversion price of $0.1753. The shares were issued to pay $19,928 of the principal amount and $2,280 of accrued and unpaid interest of the Note dated as of May 30, 2017 having as beneficiary to Power Up Lending Group Ltd.

On May 3, 2018, the Company issued 2,500,000 shares of restricted common stock to a Shelby White. The issuance was cancelled by the Company on July 3, 2018, as the issuance was in error.

On July 60, 2018 the Company issued 10,000,000 common stock restricted shares, $0.0001 par value per share, converting 10,000 shares of the one million (963,000) Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

On July 6, 2018 the Company issued 1,715,961 shares of common stock value at the conversion price of $0.3897. The shares were issued to convert $ 7,671 of the principal amount of the Note dated as of March 24, 2017, having as beneficiary to Eagle Equities LLC.

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

(Registrant)

Dated: July 27, 2018

By: /s/ Yaniv Nahon

Yaniv Nahon

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

