Form 10-Q
period 2018-06-30
MINING POWER GROUP, INC.
filed 2018-08-21
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 17, 2018, there were 55,422,377 shares of the registrant’s common stock issued and outstanding.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mining Power Group, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$453	$—
Prepaid expenses	4,500	4,500
Assets of discontinued operations	—	498
Total current assets	4,953	4,998
Total assets	$4,953	$4,998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued interest	$35,135	$11,917
Derivative liability	416,967	4,454,993
Convertible notes payable, net of discounts of $ 7,271 and $190,634	129,218	30,040
Convertible notes payable - related party net of discounts of 38,071 and $0	1,929	—
Related party loans	54,401	—
Total current liabilities	637,650	4,496,950

Total liabilities	637,650	4,496,950

Commitments and Contingencies

Series A Convertible Preferred stock: $0.0001 par value: 1,000,000 shares authorized: 963,000 and 1,000,000 shares issued and outstanding at June 30, 2018 and at December 31, 2017 respectively	121,300	125,000
Shareholders’ equity (deficit)
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at June 30, 2018 and December 31,2017 respectively	—	—
Common stock: $0.0001 par value: 100,000,000 shares authorized:43,758,204 and 3,915,769 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	4,376	392
Additional Paid in Capital	668,238	605,615
Accumulated deficit	(1,426,611)	(5,222,959)
Total shareholders’ equity (deficit)	(753,996)	(4,616,952)
Total liabilities and shareholders’ equity (deficit)	$4,953	$4,998

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES	$—	$—	$—	$—
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	—
Operating Expenses
General and Administrative expenses	30	—	9,781	—
Officers Compensation	—	—	14,000	—
Professional Fees	15,618	—	30,167	—
Total operating expense	15,648	—	53,948	—
Loss from operations	(15,648)	—	(53,948)	—
OTHER INCOME (EXPENSES)
Interest Expense and amortization of debt discount	(74,573)	(7,969)	(226,982)	(8,266)
Change in fair value of derivative liability	(173,166)	514,616	4,078,026	438,792
Fixed Asset Write-off	—	—	(498)	—
Beneficial conversion feature and derivative Interest	—	(403,851)	—	(512,403)
Subscription receivable write off	(250)	—	(250)	—

Total other income (expense)	(247,989)	102,796	3,850,296	(81,877)

Income (Loss) from continuing operations	(263,637)	102,796	3,796,348	(81,877)
Income (Loss) from discontinued operations	—	(154,063)	—	(267,600)
NET INCOME (LOSS)	$(263,637)	$(51,267)	$3,796,348	$(349,477)
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$(0.01)	$0.04	$0.11	$(0.03)
Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	$(0.06)	$0.00	$(0.10)
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$(0.01)	$0.04	$0.00	$(0.03)
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$0.00	$(0.06)	$0.00	$(0.10)
Weighted average number of common shares outstanding - basic	42,787,728	2,712,980	33,852,073	2,688,865
Weighted average number of common shares outstanding - diluted	42,787,728	2,712,980	998,371,855	2,688,865

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc. (Formerly known as Rich Cigars, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from continuing operations	$3,796,348	$(81,877)
Adjustment to reconcile net loss to net cash used in operating activities
Fixed assets write off	498
Beneficial conversion feature and derivative interest	—	512,403
(Gain) on derivative liability	(4,078,026)	(438,792)
Amortization of debt discount
Amortization of discount on convertible notes payable	201,484	4,329
Change in assets and liabilities
Accrued interest	25,498	—
Net cash used in operating activities - continuing operations	(54,198)	(3,937)
Net cash used in operating activities - discontinued operations	—	(240,923)
Net cash used in operating activities	(54,198)	(244,860)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loans	54,401	—
Subscription receivable write off	250	—
Net cash provided by financing activities – continued operations	54,651	240,600
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by financing activities	54,651	240,600

NET CHANGE IN CASH	453	(4,260)
CASH, beginning of period	—	4,260
CASH, end of period	$453	$—

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$—	$10,000
Issuance of shares of common stock for convertible debt	$64,998	$—
Issuance of shares of common stock for conversion of preferred stock	$3,700	$—

See accompanying notes to the condensed unaudited financial statements.

Notes to the Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

NOTE l: NATURE OF ORGANIZATION

Mining Power Group, Inc. formerly known as Rich Cigars, Inc. (the "Company") was a Florida Corporation incorporated on July 29, 2013, and was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company had branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently in the Miami, Florida area, and management intends to conduct our business principally in the U.S. through our own sales and marketing team.

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

NOTE 2: MARCH 2018 Q1 10Q RESTATEMENT

On February 16, 2018, the Company issued 2,000,000 shares of common stock valued at the conversion price of $0.01963. The shares were issued in exchange for $39,250 for a certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc and Crown Bridge Partners, LLC which sold the note to D&D Capital, Inc, who submitted the Conversion Notice.  On April 16, 2018, D&D Capital, Inc. cancelled the share issuance and returned the 2,000,000 shares.  As a result of the cancellation, the Company will file an amendment of its 10-Q filed for the period ended March 31, 2018 to reflect the cancellation.

NOTE 3: GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2018, the Company has incurred an accumulated deficit of $ 1,426,611 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

As a result of this shift, the Company has recognized a cessation of it business operations for Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations. As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. As of the period ended June 30, 2018 all property and equipment was written-off.

Results of the discontinued operations for the six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30 2018	Three Months Ended June 30 2017	Six Months Ended June 30 2018	Six Months Ended June 30 2017

REVENUES	$—	$2,109	$—	$4,606
COST OF SALES	—	731	—	2,382

GROSS PROFIT	—	1,378	—	2,224

OPERATING EXPENSES
Accounting and Audit	—	—	—	6,704
Amortization Expense	—	425	—	850
Depreciation Expenses	—	107	—	214
Legal Fees	—	3,390	—	23,670
Marketing Expense	—	30,333		32,095
Meal and Entertainment	—	5,751	—	10,544
Officers Compensation	—	48,183	—	73,648
Other General and Administrative	—	20,347	—	25,249
Professional Fees	—	19,051	—	47,963
Transfer Agent Fees	—	1,381	—	3,051
Travel Expense	—	26,473	—	45,836
Total operating income (expenses)	—	155,441	—	269,824

Income (loss) from operations	$—	$(154,063)	$—	$(267,600)

Cash from discontinued operations for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30 2018	Six Months Ended June 30 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from operations	$—	$(267,600)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	—	1,064
Stock issued for services	—	10,000
Change in assets and liabilities:
Accounts receivable	—	—
Prepaid expenses	—	(17,152)
Inventory	—	13,179
Accounts payable and accrued expenses	—	19,586
Net cash used in operating activities	$—	$(240,923)

NOTE 5: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements,

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $453 and $0 as June 30, 2018 and December 31, 2017 respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Numerator
Net income (loss) applicable to common shareholders	$(263,637)	$(51,267)	$3,796,348	$(349,477)

Denominator

Weighted average common shares outstanding, basic	42,787,728	2,712,980	33,852,073	2,688,865
Convertible preferred stock	—	—	963,000,000	—
Convertible promissory notes	—	—	1,519,812	—
Weighted average common shares outstanding, diluted	42,787,728	2,712,980	998,371,885	2,688,865
Net Income per share - Basic	$(0.01)	$(0.02)	$0.11	$(0.13)
Net income per shares - Diluted	$(0.01)	$(0.02)	$0.00	$(0.13)

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018 dividend yield of zero, 365 days term to maturity, risk free interest rate of 2.33% and annualized volatility of 34.82%, valued at $74,579 and (ii) as of December 31, 2017 dividend yield of zero, 365 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $1,679,176: The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 635,910 shares issued for $5,656 in principal and $2,000 in accrued interest. Accrued interest related to this advance was $4,591 and $3,086 at June 30, 2018 and at December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets.

Face Value balance as of June 30, 2018 is $29,344 and $69,344 as of December 31, 2017.

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018: dividend yield of zero, 365 days term to maturity, risk free interest rate of 2.33% and annualized volatility of 34.82%, valued at $106,387 and (ii) as of December 31, 2017: dividend yield of zero, 83 days term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $ 1,188,270. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 947,100 shares issued for $15,800 in principal and $756 in accrued interest. Accrued interest related to this advance was $6,437 and $5,244 at June 30, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $59,200 and $ 59,200 as of December 31, 2017 and June 30, 2018 respectively.

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018: dividend yield of zero, 35 day term to maturity, risk free interest rate of 2.33% and annualized volatility of 16.62%, valued at $6,273, and (ii) as of December 31, 2017: dividend yield of zero, 150 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $553,851. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 545,930 shares issued for $7,955 in principal. During the period ended June 30, 2018 the convertible option of the debt was exercised, resulting in 310,902 shares issued for $48,578 in principal and $2,280 in accrued interest.

Accrued interest related to this advance was $2,686 and $2,387 at December 31, 2017 and June 30, 2018, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $30,045 and $0 as of December 31, 2017 and June 30, 2018 respectively.

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018: dividend yield of zero, 55 day term to maturity, risk free interest rate of 2.33% and annualized volatility of 16.62%, valued at $ 59,881, and (ii) as of December 31, 2017: dividend yield of zero, 135 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. valued at $680,625. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 258,849 shares issued for $3,416 in principal. Accrued interest related to this advance was $3,317 and $1,890 at June 30, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. Face Value balance as of December 31, 2017 was $34,084 same as of June 30, 2018.

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018: dividend yield of zero, 88 day term to maturity, risk free interest rate of 2.33% and annualized volatility of 17.00%, valued at $44,537, and (ii) as of December 31, 2017: dividend yield of zero, 192 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $353,071. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was not exercised. During the period ended June 30, 2018, the convertible option of the debt was exercised, resulting in 187,533 shares issued for $14,140 in principal. Accrued interest related to this advance was $16,549 and $875 at June 30, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. At June 30, 2018 and December 31, 2017, the convertible notes payable were recorded at $13,860 and $28,000, respectively.

NOTE 7: RELATED PARTY LOANS: according to ASC 850, an entity and its principal owners and members of their immediate families are considered related parties.

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible advance to D&D Capital, Inc, a related party. Accrued interest related to this advance was $1,855 and $0 at June 30, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face value balance as of June 30, 2018 is $40,000. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018 dividend yield of zero, 230 days term to maturity, risk free interest rate of 2.33% and annualized volatility of 4.22%, valued at $125,311. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

Other Loans

The following loans bears no interest and due on demand:

1.	Consultant Capital Group, Inc	$38,401
2.	D&D Capital, Inc	16,000

Total Related Party no interest due on demand Loans		$54,401

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

On May 3, 2018 the Company issued 2,500,000 shares of common stock at $0,0001 value having as beneficiary to Shelby White, which were subsequently cancelled in July 2018.

NOTE 9: COMMITMENTS AND CONTINGENCIES;

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2018, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 10: SUBSEQUENT EVENTS AFTER JUNE 30, 2018

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's second quarter 2018 Form 10-Q.

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

Share Issuances and Cancellations

On July 3, 2018 the Company cancelled the 2,500,000 shares of common stock at $0.0001 value having as beneficiary to Shelby White, such issuance was made in error.

On July 6, 2018 the Company issued 10,000,000 common stock restricted shares, $0.0001 par value per share, converting 10,000 shares of the one million (1,000,000) Series A Preferred Stock.

On July 6, 2018 the Company issued 1,715,961 shares of common stock value at the conversion price of $0.03897. The shares were issued to convert $59,200 of the principal amount and $7,671 interest of the Note dated as of March 24, 2017, having as beneficiary to Eagle Equities LLC.

On August 3, 2018 the Company issued 2,298,212 shares of common stock value at the conversion price of $0.0413. The shares were issued to convert $95,008.08 of principal, including penalty charge of the Note dated as of March 27, 2017, having as beneficiary to D&D Capital, Inc.

On August 6, 2018 the Company issued 50,000 common stock restricted shares, $0.0001 par value per share, to each of three persons, 150,000 shares total, for services rendered.

Change In Officers and Directors

On August 1, 2018, the Company appointed Dror Svorai, a member of its Board of Directors. Following Mr. Svorai’s appointment and acceptance as a member of the Board of Directors, the Board of Directors accepted the resignation of Yaniv Nahon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Immediately following the resignation of Mr. Nahon, the Board of Directors appointed Dror Svorai, a member of the Board of Directors, as the Corporation’s President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, the sole member of the Board of Directors is Dror Svorai. Mr. Nahon did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Acquisition of Northway Mining, LLC and Pending Purchase Contract

On August 1, 2018, the Company entered into an acquisition agreement (the “Acquisition Agreement”) to acquire the majority ownership interest of Northway Mining, LLC (“Northway”). a New York limited liability company, located at 707 Flats Road, Athens, New York. Northway is a cryptomining data center hosting third-party owned and operated cryptomining machines within its 5000 square feet facility. It currently is hosting over 1,100 machines in its facilities at Flats Road under individual service agreements with third-party machine owners.

Pursuant to the Acquisition Agreement the Company acquired fifty-five percent (55%) of the ownership units of Northway in return for an investment of $1,100,000 (U.S.) for the purposes of providing working capital and funds to Northway for improvements to, and expansion of, its facilities, and the purchase of 30-acres of flat land and buildings at its Athens, New York address owned by a third party per that separate “Agreement for Purchase of Property between Northway Mining, LLC and CSX4236 Motorcycle Salvage LLC” (the “Land Purchase Agreement”). (The “Acquisition”) Under the terms and conditions of the Acquisition, Northway has amended and restated its New York State limited liability company Operating Agreement under which it is stated that it will maintain its current management.

In addition, per the Acquisition Agreement, the Company is providing the current Northway management with a performance-based stock option for two and a half million (2,500,000) shares of the Company’s restricted common stock as earned over a period of six (6) months for the achievement of performance goals as established by the Board of Directors of the Company.

Separately in connection with the Acquisition Agreement, the Company assigned a purchase contract in total amount of $950,000 (“Purchase .Amount’) to Northway that it has entered into pending the closing of the Acquisition for the purchase of a building located at 2 Flint Mine Road, Coxsackie, NY 12051, SBL Nos. 71.00-1-20 and 71.00-1-3.112 (the “Purchase Contract”) which is to be used solely by Northway (the “Agreement for Purchase of Property between Mining Power Group, Inc. and Northway Mining, LLC” or the “Building Purchase Agreement”). Under the terms of Building Purchase Agreement, the Company shall pay on behalf of Northway, which shall own the building, $350,000 at closing, with Northway paying the remainder of the Purchase Amount over time per the terms of the Purchase Contract.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2018, we had an accumulated deficit totaling $1,426,611. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Florida on July 29, 2013. The Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. Beginning on January 1, 2018 the Company wound down and discontinued its operations pertaining to the manufacture and distribution of cigars. Effective at the same date, the Company began the process of re-focusing its operations to become a holding company wherein its primary focus would be to own and operate subsidiary companies in the cryptocurrency business, principally companies either engaged in cryptocurrency mining directly, data center operations for cryptomining, or the development of proprietary products and services for the cryptocurrency business sector itself. The Company is confident that it will be able to implement its new focus and strategy in the third quarter of 2018.

Results of Operations

Three Months Ended June 30, 2018 Compared to June 30, 2017

For the three months ended June 30, 2018, we had $0 in revenues and $0 in cost of goods sold compared to $2,109 and $731 respectively for the same period one year earlier. For the three months ended June 30, 2018, our total operating expenses was $15,648 as compared to $155,441 for the three months ended June 30, 2017. For the three months ended June 30, 2018, we incurred expenses of $0 for officers’ compensation compared to $48,183 for the same period in 2017. For the three months ended June 30, 2018, we incurred professional fees in the amount of $15,618, compared to $19,051 for the corresponding period in 2017. For the three months ended June 30, 2018, we incurred $30 for other general and administrative expenses, compared to $20,347 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business.

For the three months ended June 30, 2018, we had ($74,573) in interest expenses compared to ($7,969) for the same period one year earlier. For the three months ended June 30, 2018, we had ($173,166) in Change in fair value of derivative liability and $514,616 for the same period one year earlier. For the three months ended June 30, 2018 we had $0 in Beneficial conversion feature and derivative interest compared to ($403,851) for the same period one year earlier. For the three months ended June 30, 2018 we had ($250) in Subscription receivable write off, compared to $0 as for the same period one year earlier. For the three months ended June 30, 2018 we had a Net Income(loss) of ($263,637) compared to ($51,267) for the same period one year earlier.

Six Months Ended June 30, 2018 Compared to June 30, 2017

For the six months ended June 30, 2018, we had $0 in revenues and $0 in cost of goods sold compared to $4,606 and $2,382 respectively for the same period one year earlier. For the six months ended June 30, 2018, our total operating expenses was $53,948 as compared to $269,824 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we incurred expenses of $0 for officers’ compensation compared to $73,648 for the same period in 2017. For the six months ended June 30, 2018, we incurred professional fees in the amount of $30,167, compared to $47,963 for the corresponding period in 2017. For the six months ended June 30, 2018, we incurred $30 for other general and administrative expenses, compared to $25,249 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business.

For the six months ended June 30, 2018, we had ($226,982) in interest expenses compared to ($8,266) for the same period one year earlier. For the six months ended June 30, 2018, we had $4,078,026 in Change in fair value of derivative liability and $438,792 for the same period one year earlier. For the six months ended June 30, 2018 we had ($498) in Fixed Asset Write-off and $0 for the same period one year earlier. For the six months ended June 30, 2018 we had $0 in Beneficial conversion feature and derivative interest compared to ($512,403) for the same period one year earlier. For the six months ended June 30, 2018 we had ($250) in Subscription receivable write off compared to $0 as for the same period one year earlier. For the six months ended June 30, 2018 we had a Net Income(loss) of $3,796,348 compared to ($349,477) for the same period one year earlier.

Liquidity and Capital Resources

As of June 30, 2018, our cash balance was $453 as compared to $0 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the six months ended June 30, 2018, the Company used cash in the amount of ($54,198) in operating activities, compared to ($244,860) over the same period in 2017.

Financing Activities

During the six months ended June 30, 2018, $54,651 in net cash was provided to the Company from its financing activities, compared to $240,600 over the same period in 2017.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. Thus, the results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.0001par value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock, based on the Articles of Incorporation of First Intercontinental Technology, Inc, file with the State of Delaware in December 26, 2017, including, but not limited to, Section 4(a), “Automatic Conversion”, and 4(b) “Method of Conversion”.

On February 16, 2018 the Company issued 2,000,000 shares of common stock valued at the conversion price of $0.01963. The shares were issued to pay $39,250 from certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc and Crown Bridge Partners, LLC which sold the note to D&D Capital, Inc, who finally submitted the Conversion Note. On

April 16, 2018, D&D Capital, Inc. cancelled the share issuance and returned the 2,000,000 shares. As a result of the cancellation, the Company will file an amend its 10-Q filed for the period ended March 31, 2018 to reflect the cancellation and to correct reporting errors.

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

On July 6, 2018 the Company issued 10,000,000 common stock restricted shares, $0.0001 par value per share, converting 10,000 shares of the 963,000 Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

On July 6, 2018 the Company issued 1,715,961 shares of common stock value at the conversion price of $0.3897. The shares were issued to convert $59,200 of the principal amount and $7,671 interest of the Note dated as of March 24, 2017, having as beneficiary to Eagle Equities LLC.

On August 3, 2018 the Company issued 2,298,212 shares of common stock value at the conversion price of $0.0413. The shares were issued to convert $95,008.08 of principal, interest including penalty charge of the Note dated as of March 27, 2017, having as beneficiary to D&D Capital, Inc.

On August 6, 2018 the Company issued 50,000 common stock restricted shares, $0.0001 par value per share, to each of three persons, 150,000 shares total, for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Change In Officers and Directors.

On August 1, 2018, the Company appointed Dror Svorai to its Board of Directors. Following Mr. Svorai’s appointment and acceptance as a member of the Board of Directors, the Board of Directors accepted the resignation of Yaniv Nahon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Immediately following the resignation of Mr. Nahon, the Board of Directors appointed Dror Svorai, a member of the Board of Directors, as the Corporation’s President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of August 1, 2018, the sole member of the Board of Directors and sole officer of the Company is Dror Svorai.

Mr. Nahon did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Dated: August 20, 2018

By: /s/ Dror Svorai

Dror Svorai

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

