Form 10-Q/A
period 2018-06-30
MINING POWER GROUP, INC.
filed 2018-08-27
CIK 1582962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Mining Power Group, Inc. for the period ended June 30, 2018 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 21, 2018. The Amendment is being filed to submit Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

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

