Form 10-Q/A
period 2018-03-31
MINING POWER GROUP, INC.
filed 2018-09-19
CIK 1582962

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

As of September 17, 2018, there were 58,684,377 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Mining Power Group, Inc. for the period ended March 31, 2018 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on July 27, 2018.

The Amendment is being filed solely to correct entries in the Original Filing pertaining to the cancellation on April 16, 2018 and return to treasury of that certain share issuance, dated February 21, 2018, for 2,000,000 shares of common stock, which were issued in exchange for $39,250 of that certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc and Crown Bridge Partners, LLC which said note was sold to D&D Capital, Inc, who submitted the Conversion Notice.

Except as described above, the Amendment does not modify any other disclosures presented in, or exhibits to, the Original Filing in any way.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mining Power Group, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited and Restated)
ASSETS
Current assets
Prepaid expenses	$4,500	$4,500
Assets of discontinued operations	—	498
Total current assets	4,500	4,998
Total assets	$4,500	$4,998

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued interest	$16,249	$11,917
Derivative liability	243,801	4,454,993
Convertible notes payable, net of discounts of $61,415 and $154,138	92,723	30,040
Convertible notes payable - related party, net of discounts of $39,614 and $40,000	386	—
Related party loans	38,301	—
Total current liabilities	391,460	4,496,950

Total liabilities	391,460	4,496,950

Commitments and Contingencies
Series A Convertible Preferred stock: $0.0001 par value: 1,000,000 shares authorized: 963,000 and 1,000,000 shares issued and outstanding at March 31, 2018 and at December 31, 2017 respectively	121,300	125,000
Shareholders’ equity (deficit)
Preferred stock other designations: $0,0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at March 31, 2018 and December 31,2017 respectively
Common stock: $0,0001 par value: 100,000,000 shares authorized:	4,103	392
41,025,671 and 3,915,769 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively
Additional Paid in Capital	650,611	605,615
Accumulated deficit	(1,162,974)	(5,222,959
Total shareholders’ equity (deficit)	(508,260)	(4,616,952
Total liabilities and shareholders’ equity (deficit)	$4,500	$4,998

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended

	March 31, 2018 (Restated)	March 31, 2017

REVENUES	$—	$—
COST OF SALES	—	—

GROSS PROFIT	—	—
Operating Expenses
General and Administrative expenses	9,752	—
Officers Compensation	14,000	—
Professional Fees	14,549	—
Total operating expense	38,301	—
Loss from operations	(38,301)
OTHER INCOME (EXPENSES)
Interest Expense	(152,410)	(5,235)
Derivative Interest	—	(108,552)
Change in fair value of derivative liability	4,251,193	(75,824)
Fixed Asset Write-off	(498)	—

Total other income (expense)	4,098,285	(189,611)
Income (Loss) from continuing operations	4,059,985	(189,611)

Income (Loss) from continuing operations	4,059,985	(189,611)
Income (Loss) from discontinued operations	—	(113,535)

NET INCOME (LOSS)	$4,059,985	$(303,146)

Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$0.16	$(0.07)
Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	$(0.04)
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$0.00	$(0.07)
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$0.00	$(0.04)
Weighted average number of common shares outstanding - basic	24,817,133	2,694,299
Weighted average number of common shares outstanding – diluted	989,626,079	2,694,299

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2018 (Restated)	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from continuing operations	$4,059,985	$—
Adjustment to reconcile net loss to net cash used in operating activities
Fixed assets write off	498	—
Beneficial conversion feature and derivative interest		108,552
Change in derivative liability	(4,251,192)	75,824
Amortization of discount on convertible notes payable	148,076	5,120
Change in assets and liabilities
Accrued interest	4,332	—
Net cash used in operating activities - continuing operations	(38,301)	189,496
Net cash used in operating activities - discontinued operations		(298,512)
Net cash used in operating activities	(38,301)	(109,016)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loans	38,301	—
Proceeds from notes payable	—	63,750
Shareholder contribution	—	48,100
Net cash provided by financing activities	38,301	111,850

NET CHANGE IN CASH	—	2,834
CASH, beginning of period	—	4,260
CASH, end of period	$—	$7,094

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$—	$10,000
Issuance of share for convertible debt	$47,348	$—
Issuance of share for conversion of preferred stock	$3,700	$—
Cancellation of shares	$(2,340)	$—

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

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

Three Months Ended
March 31,

	2018	2017
Numerator
Net income applicable to common shareholders	4,059,985	(303,146)
Denominator
Weighted average common shares outstanding, basic	24,817,133	2,694,299
Convertible preferred stock	963,000,000	—
Convertible promissory notes	1,808,946	—
Weighted average common shares outstanding, diluted	989,626,079	2,694,299
Net income per share –Basic	$0.16	$(0.11)
Net income per share –Diluted	$0.00	$(0.11)

NOTE 3: GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2018, the Company has incurred net losses of 1,162,974 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of the discontinued operations for the six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

REVENUES	$—	$2,497
COST OF SALES	—	1,651

GROSS PROFIT	—	846

OPERATING EXPENSES
Professional Fees	—	28,912
Officers Compensation	—	25,465
Legal Fees	—	20,280
Travel Expense	—	19,363
Accounting and Audit	—	6,703
Other General and Administrative	—	4,901
Meal and Entertainment	—	4,793
Marketing Expense	—	1,762
Transfer Agent Fees	—	1,670
Amortization Expense	—	425
Depreciation Expense		107
Total operating income (expenses)	—	114,381

Income (loss) from operations	$—	$(113,535)

Cash from discontinued operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31 2018	Three Months Ended March 31 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from operations	$—	$(113,535)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	—	532
Stock issued for services	—	10,000
Change in assets and liabilities:
Accounts receivable	—	(877)
Prepaid expenses	—	(5,381)
Inventory	—	871
Accounts payable and accrued expenses	—	9,489
Net cash used in operating activities	$—	$(108,901)

NOTE 5: CONVERTIBLE NOTES PAYABLE

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

The Company valued this conversion feature as of March 31, 2018 at $43,176 and as of December 31, 2017 at $1,247,022 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 86 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 635,910 shares issued for $5,656 in principal and $2,000 in accrued interest. Accrued interest related to this advance was $4,000 and $3,086 at March 31, 2018 and at December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets.

Face Value balance as of March 31, 2018 is $29,344 and $69,918 as of December 31, 2017. Interest expenses as of December 31, 2017 was $29,566 and $4,000 as pf March 31, 2018

On February 21, 2018 Crown Bridge Partners LLC, sold $40,000 of its potentially dilutive convertible advance to a Company’s related party D&D Capital, Inc.

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

The Company valued this conversion feature as of December 31, 2017 at $1,188,270 and as of March 31, 2018 at $82,388 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 83 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 947,100 shares issued for $15,800 in principal and $645 in accrued interest. Accrued interest related to this advance was $5,244 and $3,608 at March 31, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $61,050 and $ 59,200 as of December 31, 2017 and March 31, 2018 respectively.

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

The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $553,851 and as of March 31, 2018 at $30,096 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 150 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 545,930 shares issued for $7,955 in principal. Accrued interest related to this advance was $2,610 and $2.280 at December 31, 2017 and March 31, 2018, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $32,385 and $3,510 as of December 31, 2017 and March 31, 2018 respectively.

During the period ended March 31, 2018 the convertible option of the debt was exercised, resulting in 265,902 shares issued for $45,068 in principal.

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

The Company valued this conversion feature as of December 31, 2017 at $680,625 and $ 46,859 as of March 31, 2018 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 135 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 258,849 shares issued for $3,416 in principal. Accrued interest related to this advance was $2,630 and $1,890 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. Face Value balance as of December 31, 2017 was $34,084 same as of March 31, 2018.

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

The Company valued this conversion feature as of December 31, 2017 at $353,071 and as of March 31, 2018 at $34,492 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 192 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was not exercised, At December 31, 2017 and 2016, the convertible note was recorded at $963 and $0, respectively. Accrued interest related to this advance was $1,703 and $875 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. At March 31 2018 and December 31, 2017, the convertible notes payable were recorded at $28,000 and $30,040, respectively.

NOTE 6 RELATED PARTY LOANS: according to ASC 850, an entity and its principal owners and members of their immediate families are considered related parties.

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible advance to D&D Capital, Inc, a related party. Accrued interest related to this advance was $386 and $0 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. Face value balance as of March 31, 2018 is $40,000. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2018 dividend yield of zero, 321 days term to maturity, risk free interest rate of 2.09% and annualized volatility of 61.32%, valued at $27,334. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

Other Loans

During the three months ended March 31, 2018, Mining Power borrowed $38,401 from Consultant Capital Group Inc. in a form of related party loan that bears no interest and due on demand.

NOTE 7 RESTATEMENT

On February 16, 2018 the Company issued 2,000,000 shares of common stock to D&D Capital, Inc., valued at the conversion price of $0.01963. The shares were issued in exchange for $39,250 from certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc and Crown Bridge Partners, LLC which sold the note to related party D&D Capital, Inc, who finally submitted the Conversion Note.  On April 16, 2018, D&D Capital, Inc. cancelled the share issuance and returned the 2,000,000 shares.  As a result of the cancellation, the Company is filing this amendment of its 10-Q filed for the period ended March 31, 2018 to reflect the cancellation.

The following financials shows the original filing, this restated filing and the differences between both:

Balance Sheet
	March 31, 2018	March 31, 2018	March 31, 2018
	(Unaudited as Filed)	(Adjustments)	(Unaudited and Restated)
Total current assets	$4,500	$—	$4,500

Total current liabilities	$364,104	$27,356	$391,460

Series A Convertible Preferred Stock	$121,300	$—	$121,300
Total shareholders’ equity (deficit)	$(480,904)	$(27,356)	$(386,960)

Statements of Operation

	For the three months ended
	March 31, 2018 (Unaudited as Filed)	March 31, 2018 (Adjustments)	March 31, 2018 (Unaudited and Restated)

Total operating expense	$(38,301)	—	$(38,301)
Total other income (expense)	$4,086,391	$11,894	$4,098,285
Income (Loss) from continuing operations	$4,048,090	$11,894	$4,059,984
Income (Loss) from discontinued operations	—	—	—
NET INCOME (LOSS)	$4,048,090	$11,894	$4,059,984
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$0.16	$0.00	$0.16
Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	$0.00	$0.00
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$0.00	$0.00	$0.00
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - basic	25,661,578	(844,445)	24,817,133
Weighted average number of common shares outstanding – diluted	988,661,578	964,501	989,626,079

Statements of Cash Flows
	Three months ended
	March 31, 2018 - Filed	March 31, 2018 Adjusted	March 31, 2018 - Restated -

Net cash used in operating activities continuing operations	$(38,301)	$—	$(38,301)
Net cash provided by financing activities	$38,301	$—	$38,301

NET CHANGE IN CASH	$—	$—	$—
CASH, beginning of period	$—	$—	$—
CASH, end of period	$—	$—	$—

NOTE 8: PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	March 31,	December 31,
	2018	2017
Furniture and Equipment	$—	$2,131
Less Accumulated Depreciation	—	(1,633)
Property and Equipment, net	$—	$498

The Company recorded Depreciation Expense $ 0 and $423 for the period ended years ended March 31, 2018 and December 31, 2017 As of March 31, 2018 all Property and Equipment was written-off.

NOTE 9: EQUITY

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

NOTE 10: COMMITMENTS AND CONTINGENCIES;

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

NOTE 12: SUBSEQUENT EVENTS AFTER MARCH 31, 2018

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

On August 8, 2018 the Company issued 812,000 shares of common stock value at the conversion price of $0.06. The shares were issued to convert $44,016 of the principal amount and $4,204 interest of the Note dated as of March 27, 2017, having as beneficiary to Crown Bridge Partners LLC.

On September 12, 2018 the Company issued 2,450,000 shares of common stock value at the conversion price of $0.0413. The shares were issued to convert $101,283.00 of principal, interest including penalty charge of the Note dated as of May 15, 2017, having as beneficiary to S&E Capital, LLC.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $1,162,975. This raises substantial doubts about our ability to continue as a going concern.

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

On February 16, 2018 the Company issued 2,000,000 shares of common stock to D&D Capital, Inc., valued at the conversion price of $0.01963. The shares were issued in exchange for $39,250 from certain Convertible Promissory Note, dated March 27, 2017 between Rich Cigars, Inc., and Crown Bridge Partners, LLC which sold the note to the Company’s related party D&D Capital, Inc., who finally submitted the Conversion Note. On April 16, 2018, D&D Capital, Inc. cancelled the share issuance and returned the 2,000,000 shares. As a result of the cancellation, the Company is filing this amendment of its 10-Q filed for the period ended March 31, 2018 to reflect the cancellation, and as a consequence of that the Company had an increase in current liability of $27,356 and a decrease in shareholder's deficit of $27,356. Total other income and net income increased by $11,894 due to the adjustment. There was no effect on cash flows from operating activities, investing activities or financing activity as a result of this adjustment.

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

Operating Activities

During the three months ended March 31, 2018, the Company used cash in the amount of ($38,301) in operating activities compared to ($109,016) used during over the same period in 2017.

Financing Activities

During the quarter ended March 31, 2018, $38,301 in net cash was provided to the Company from its financing activities, from related party loans compared to $111,850 provided from financing activity during the same period in 2017 from shareholder contributions and proceeds of convertible debts.

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

Investing Activities

During the three months ended March 31, 2018 and 2017 $0 in net cash was provided to the Company from investing activities.

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

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.0001 par value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock, based on the Articles of Incorporation of First Intercontinental Technology, Inc., filed with the State of Delaware in December 26, 2017, including, but not limited to, Section 4(a), “Automatic Conversion”, and 4(b) “Method of Conversion”.

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

On August 8, 2018 the Company issued 812,000 shares of common stock value at the conversion price of $0.06. The shares were issued to convert $44,016 of the principal amount and $4,204 interest of the Note dated as of March 27, 2017, having as beneficiary to Crown Bridge Partners LLC.

On September 12, 2018 the Company issued 2,450,000 shares of common stock value at the conversion price of $0.0413. The shares were issued to convert $101,283.00 of principal, interest including penalty charge of the Note dated as of May 15, 2017, having as beneficiary to S&E Capital, LLC.

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

Dated: September 19, 2018

By: /s/ Dror Svorai

Dror Svorai

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

