Form 10-Q/A
period 2018-03-31
MINING POWER GROUP, INC.
filed 2019-01-18
CIK 1582962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
________________
FORM 10Q/A
AMENDMENT No. 2
(Mark One)

[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-199452

MINING POWER. GROUP, INC.
(Exact name of registrant as specified in its charter)

Colorado		46-3289369
(State of Incorporation)		(IRS Employer ID Number)

20200 Dixie Highway, Suite 906, Miami, FL 33180
(Address of principal executive offices)

(800) 304-2657
(Registrant's Telephone number)

____________________________
(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes [ ]		No [x]

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
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)	[ ]
Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 2018, there were 59,803,654 shares of the registrant's common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Mining Power Group, Inc. for the period ended March 31, 2018 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on July 27, 2018, and the Amendment to the Quarterly Report on Form 10-Q/A (the “Amendment No. 1) that was originally filed with the U.S. Securities and Exchange Commission on September 19, 2018.

The Amendment is being filed solely to correct entries in the Original Filing pertaining to assignment on February 15, 2018 and debt increase due to penalties and interests of that certain Note issuance, dated May 15, 2017 in the principal amount of $375,000 on which the sum of $37,500 was advanced between Mining Power Group, Inc and Kodiak Capital Group, LLC which said note was sold to S&E Capital, Inc.

Except as described above, the Amendment does not modify any other disclosures presented in, or exhibits to, the Original or Amendment No. 1 Filing in anyway

2

3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Mining Power Group, Inc
Condensed Consolidated Balance Sheets

	March 31, 2018
	(Unaudited and Restated)	December 31, 2017
ASSETS
Current assets
Prepaid expenses	$4,500	$4,500
Assets of discontinued operations	—	498
Total current assets	4,500	4,998
Total assets	$4,500	$4,998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued interest	$14,994	$11,917
Derivative liability	329,740	4,454,993
Convertible notes payable, net of discounts of $ 42,916 and $190,134	77,138	30,040
Convertible notes payable - related party, net of discounts of $180,861 and 0	1,772	—
Related Party Loans	38,301	—
Total current liabilities	461,945	4,496,950

Total liabilities	461,945	4,496,950

Commitments and Contingencies

Series A Convertible Preferred stock: $0,0001 par value: 1,000,000 shares authorized: 963,000 and 1,000,000 shares issued and outstanding at March 31, 2018 at December 31, 2017 respectively	121,300	125,000

Shareholders’ equity (deficit)
Preferred stock other designations: $0,0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at March 31, 2018 and December 31,2017 respectively
Common stock: $0,0001 par value: 100,000,000 shares authorized:	4,103	392
41,025,671 and 3,915,769 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively
Additional Paid in Capital	650,611	605,615
Accumulated deficit	(1,233,459)	(5,222,959)
Total shareholders’ equity (deficit)	(578,745)	(4,616,952)
Total liabilities and shareholders’ equity (deficit)	$4,500	$4,998

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc
Condensed Consolidated Statements of Operation
(Unaudited)
	For the three months ended

	March 31, 2018 (Restated)	March 31, 2017

REVENUES	$—	$—
COST OF SALES	—	—

GROSS PROFIT	—	—
Operating Expenses
General and Administrative expenses	9,752	—
Officers Compensation	14,000	—
Professional Fees	14,549	—
Total operating expense	38,301	—
Loss from operations	(38,301)
OTHER INCOME (EXPENSES)
Interest Expense	(280,784)	(5,235)
Derivative Interest	(3,682,220)	(108,552)
Change in fair value of derivative liability	7,854,249	(75,824)
Gain on Extinguishment of Debt	137,054	—
Fixed Asset Write-off	(498)	—
Total other income (expense)	4,027,801	(189,611)
Loss from continuing operations	3,989,500	(189,611)

Income (Loss) from discontinued operations	—	(113,535)

NET INCOME (LOSS)	$3,989,500	$(303,146)

Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$0.16	$(0.07)

Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	$(0.04)

Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$0.00	$(0.07)

Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$—	$(0.04)

Weighted average number of common shares outstanding - basic	24,817,133	2,694,299
Weighted average number of common shares outstanding - diluted	991,333,336	2,694,299

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2018 (Restated)	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from continuing operations	$3,989,500	$(189,611)
Adjustment to reconcile net loss to net cash used in operating activities
Fixed assets write off	498	—
Beneficial conversion feature and derivative interest	3,682,220	108,552
Change in derivative liability	(7,854,249)	75,824
Amortization of discount on convertible notes payable	169,158	5,120

Change in assets and liabilities
Gain on extinguishment of debt	(137,054)	—
Accrued interest	111,626	—
Net cash used in operating activities - continuing operations	(38,301)	(115)

Net cash used in operating activities - discontinued operations	—	(108,901)

Net cash used in operating activities	(38,301)	(109,016)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loans	38,301	—
Proceeds from notes payable	—	63,750
Shareholder contribution	—	48,100
Net cash provided by financing activities	38,301	111,850

NET CHANGE IN CASH	—	2,834
CASH, beginning of period	—	4,260
CASH, end of period	—	$7,094

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$—	$10,000
Issuance of shares for convertible debt	$47,348	$—
Issuance of share for conversion of preferred stock	$3,700	$—
Cancellation of shares	$2,340	$—

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.

Notes to the Condensed Financial Statements

March 31, 2018 (Restated and Unaudited)

NOTE 1: NATURE OF ORGANIZATION

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

NOTE2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

Earnings Per Share

Basic net income per common share ("Basic EPS'') excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS'') reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. As of March 31, 2017, the convertible notes were convertible into 545,236 shares of common stock. However, the notes were anti-dilutive.

The following table presents the components of the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net income (loss) applicable to common shareholders	$3,989,500	($303,146)
Denominator
Weighted average common shares outstanding, basic	24,817,133	2,694,299
Convertible preferred stock	963,000,000	-
Convertible promissory notes	3,516,203	-
Weighted average common shares outstanding, diluted	991,333,336	2,694,299
Net income (loss) per share -Basic	$0.16	($0.11)
Net income (loss) per share -Diluted	$0.00	($0.11)

NOTE 3: GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2018, the Company has incurred net losses of $1,233,459 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4: DISCONTINUED OPERATIONS

On November 27, 2017, the Company entered into a Subscription Agreement for the purchase of 1,000,000 shares of restricted Series A Convertible Preferred Supermajority voting stock Pursuant to this agreement, the Company announced a shift in the strategic focus

As a result of this shift, the Company has recognized a cessation of it business operations for Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations. As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. As of the period ended March 31, 2018 all property and equipment was written-off.

Results of the discontinued operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017

REVENUES	$—	$2,497
COST OF SALES	—	1,651

GROSS PROFIT		846

OPERATION EXPENSES
Professional Fees	—	28,912
Officers Compensation	—	25,465
Legal Fees	—	20,280
Travel Expenses	—	19,363
Accounting and Audit	—	6,703
Other General and Administrative Expenses	—	4,901
Meal and Entertainment	—	4,793
Marketing Expense	—	1,762
Transfer Agent Fees	—	1,670
Amortization Expenses	—	425
Depreciation Expenses	—	107
Total operating income (expenses)	—	114,381
Income (loss) from operations	$—	$(113,535)

	Three Months Ended, March 31, 2018	Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from operations	$—	$(113,535)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	—	532

Change in assets and liabilities
Accounts receivable	—	(877)
Prepaid expenses	—	(5,381)
Inventory	—	871
Accounts payable and accrued expenses	—	9,489
Net cash used in operation activities	$—	$(108,901)

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

The Company valued this conversion feature as of March 31, 2018 at $43,176 and as of December 31, 2017 at $1,247,022 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 86 day term to maturity, risk free interest rate of 1. 76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 635,910 shares issued for $5,656 in principal and $2,000 in accrued interest. Accrued interest related to this advance was $4,000 and $3,086 at March 31, 2018 and at December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets.

Face Value balance as of March 31, 2018 is $29,344 and $69,918 as of December 31, 2017. Interest expenses as of December 31, 2017 was $29,566 and $4,000 as pf March 31, 2018

On February 21, 2018 Crown Bridge Partners LLC, sold $40,000 of its potentially dilutive convertible advance to a Company's related party D&D Capital, Inc.

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

The Company valued this conversion feature as of December 31, 2017 at $1,188,270 and as of March 31, 2018 at $82,388 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 83 day term to maturity, risk free interest rate of 1. 76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 947,100 shares issued for $15,800 in principal and $645 in accrued interest. Accrued interest related to this advance was $5,244 and $3,608 at March 31, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $61,050 and$ 59,200 as of December 31, 2017 and March 31, 2018 respectively.

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

The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature as of December 31, 2017 at $553,851 and as of March 31, 2018 at $30,096 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 150 day term to maturity, risk free interest rate of 1. 76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 545,930 shares issued for $7,955 in principal. Accrued interest related to this advance was $2,610 and $2.280 at December 31, 2017 and March 31, 2018, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $32,385 and $3,510 as of December 31, 201 7 and March 31, 2018 respectively.

During the period ended March 31, 2018 the convertible option of the debt was exercised, resulting in 265,902 shares issued for $45,068 in principal.

4 - On September 27, 2017, the Company entered into a potentially dilutive convertible advance with Power Up Lending Group, LLC. The advance, with a face value of $28,000, bears interest at 12% per annum and is payable on July 10, 2018. The note was issued at a 10% discount. The net proceeds received after issuance costs and fees was $25,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 58% multiplied by the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature as of December 31, 2017 at $353,071 and as of March 31, 2018 at $34,492 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 192 day term to maturity, risk free interest rate of 1. 76% and annualized volatility of 63.54%. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

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

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible advance to D&D Capital, Inc, a related party. Accrued interest related to this advance was $3 86 and $0 at March 31, 2018 and December 31, 2017 respectively, and is included in accrued interest on the Balance Sheets. Face value balance as of March 31, 2018 is $40,000. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2018 dividend yield of zero, 321 days term to maturity, risk free interest rate of 2.09% and annualized volatility of 61.32%, valued at $27,334. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

During the three months ended March 31, 2018, Kodiak Capital declared a default of the note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of conversion for the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Mining Power Group Inc., reached an agreement with Kodiak Capital to purchase the note. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2018 dividend yield of zero, 365 days term to maturity, risk free interest rate of 1.99% and annualized volatility of 36.38%, valued at $155,553. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

Other Loans

During the three months ended March 31, 2018, Mining Power borrowed $38,401 from Consultant Capital Group Inc. in a form of related party loan that bears no interest and due on demand.

NOTE 7 RESTATEMENT

On February 15, 2018 Kodiak Capital Group LLC, sold all of its potentially dilutive convertible advance to S&E Capital, Inc, a related party, including penalties and default interest of $108,549 was recorded and added to the balance sheet. As a result of this transaction the Company is filing this amendment of its 10-Q filed for the period ended March 31, 2018 to reflect this transaction. The note was deemed in default and a penalty of $120,000 was recorded and added to the balance.

The following financials shows the original filing, this restated filing and the differences between both:

Balance Sheet	March 31, 2018 (Unaudited, Restated and Filed)	March 31, 2018 (Adjustments)	March 31, 2018 (Unaudited and Restated)

Total current assets	$4,500		$4,500
Total current liabilities	$391,460	$70,485	$461,945
Series A Convertible Preferred Stock	$121,300		$121,300
Total shareholders' equity (deficit)	$(508,260)	$(70,485)	$(578,745)
15

	For the three months ended
	March 31, 2018 (Unaudited, Restated and Filed)	March 31, 2018 (Adjustments)	March 31, 2018 (Unaudited and Restated)

Total operating expense	$(38,301)		$(38,301)
Total other income (expense)	$4,098,286	$(70,485)	$4,027,801
Income (Loss) from continuing operations	$4,059,985	$(70,485)	$3,989,500
Income (Loss) from discontinued operations	$—	$—	$—
NET INCOME(LOSS)	$4,059,985	$(70,485)	$3,989,500
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$0.16	$—	$0.16
Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$—	$—	$—
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$—	$—	$—
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$—	$—	$—
Weighted average number of common shares outstanding - basic	24,817,133		24,817,133
Weighted average number of common shares outstanding - diluted	989,626,079	1.707.257	991,333,336

Statements of Cash Flow	For the three months ended
	March 31, 2018 (Unaudited, Restated and Filed)	March 31, 2018 (Adjustments)	March 31, 2018 (Unaudited and Restated)

Net cash used in operating activities continuing operations	$(38,301)		$(38,301)
Net cash provided by financing activities	$38,301		$38,301

NET CHANGE IN CASH	$—	$—	$—
CASH, beginning of period	$—	$—	$—
CASH, end of period	$—	$—	$—

NOTE 8: PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	March 31, 2018	December 31, 2017
Furniture and Equipment	$—	$2,131
Less: Accumulated Depreciation	$—	$(1,633)
Property and Equipment, net	$—	$498

The Company recorded Depreciation Expense $0 and $423 for the period ended years ended March 31, 2018 and December 31, 2017. As of March 31, 2018 all Property and Equipment was written-off.

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

NOTE 11: SUBSEQUENT EVENTS AFTER MARCH 31, 2018

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

The result is that neither the Company nor Vapor Group, Inc. will own the intellectual property assets of Simple Cork, Inc. Instead, Simple Cork, Inc., as a separate public entity, will own such intellectual property rights and will in turn be owned, separately, by its own shareholders. Simple Cork, Inc. shall separately assume responsibility for the development of "Simple Cork™".

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

Change In Officers and Directors

On May 10, 2018, the Company appointed Yaniv Nahon, a member of its Board of Directors. Following Mr. Nahon's appointment and acceptance as a member of the Board of Directors, the Board of Directors accepted the resignation of Richard Davis as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Immediately following the resignation of Mr. Davis, the Board of Directors appointed Yaniv Nahon, a member of the Board of Directors, as the Corporation's President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, the sole member of the Board of Directors is Yaniv Nahon.

Mr. Davis did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On August 1, 2018, the Company appointed Dror Svorai to its Board of Directors. Following Mr. Svorai's appointment and acceptance as a member of the Board of Directors, the Board of Directors accepted the resignation of Yaniv Nahon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Immediately following the resignation of Mr. Nahon, the Board of Directors appointed Dror Svorai, a member of the Board of Directors, as the Corporation's President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of August 1, 2018, the sole member of the Board of Directors and sole officer of the Company is Dror Svorai.

Mr. Nahon did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Acquisition of Northway Mining, LLC and Pending Purchase Contract

On August 1, 2018, the Company entered into an acquisition agreement (the "Acquisition Agreement") to acquire the majority ownership interest of Northway Mining, LLC ("Northway"). a New York limited liability company, located at 707 Flats Road, Athens, New York. Northway is a cryptomining data center hosting third-party owned and operated cryptomining machines within its 5000 square feet facility. It currently is hosting over 1,100 machines in its facilities at Flats Road under individual service agreements with third-party machine owners.

Pursuant to the Acquisition Agreement the Company acquired fifty-five percent (55%) of the ownership units of Northway in return for an investment of $1,100,000 (U.S.) for the purposes of providing working capital and funds to Northway for improvements to, and expansion of, its facilities, and the purchase of 30-acres of flat land and buildings at its Athens, New York address owned by a third party per that separate "Agreement for Purchase of Property between Northway Mining, LLC and CSX4236 Motorcycle Salvage LLC" (the "Land Purchase Agreement"). (The "Acquisition") Under the terms and conditions of the Acquisition, Northway has amended and restated its New York State limited liability company Operating Agreement under which it is stated that it will maintain its current management.

In addition, per the Acquisition Agreement, the Company is providing the current Northway management with a performance-based stock option for two and a half million (2,500,000) shares of the Company's restricted common stock as earned over a period of six (6) months for the achievement of performance goals as established by the Board of Directors of the Company.

Separately in connection with the Acquisition Agreement, the Company assigned a purchase contract in total amount of $950,000 ("Purchase .Amount') to Northway that it has entered into pending the closing of the Acquisition for the purchase of a building located at 2 Flint Mine Road, Coxsackie, NY 12051, SBL Nos. 71.00-1-20 and 71.00-1-3.112 (the "Purchase Contract") which is to be used solely by Northway (the "Agreement for Purchase of Property between Mining Power Group, Inc. and Northway Mining, LLC" or the "Building Purchase Agreement"). Under the terms of Building Purchase Agreement, the Company shall pay on behalf of Northway, which shall own the building, $350,000 at closing, with Northway paying the remainder of the Purchase Amount over time per the terms of the Purchase Contract.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $1,233,459. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

Three Months

For the three months ended March 31, 2018, we had $0 in revenues and $0 in cost of goods sold compared to $2,497 and $1,651 respectively for the same period one year earlier. For the three months ended March 31, 2018, our total operating expenses were $38,301 as compared to $114,381 for the three months ended March 31, 2017. For the three months ended March 31, 2018, we incurred expenses of $14,000 for officers' compensation compared to $25,465 for the same period in 2017. For the three months ended March 31, 2018, we incurred professional fees in the amount of $14,549, compared to $28,912 for the corresponding period in 2017. For the three months ended March 31, 2018, we incurred $9,752 for other general and administrative expenses, which was up from $4,901 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business.

On February 15, 2018 certain Note issued, dated May 15, 2017 in the principal amount of $375,000 on which the sum of $37,500 was advanced between Rich Cigars, Inc and Kodiak Capital Group, LLC, has a debt increase due to penalties and interests and then Kodiak Capital Group, LLC sold such note to S&E Capital, Inc. As a result of the modification on the note’s value this Amendment is being filed solely to correct entries in the Original Filing and the Amendment No 1. As a consequence of that the Company had an increase in current liabilities of $ 70,485 and a decrease in shareholder’s deficit of $70,485. Total Net Income (loss) decreased by $ 70,485.

Net cash used in operating activities continuing operations of ($38,301) remains equal as well as the increase in Net cash provided by financing activities of $38,301 as a result of this adjustment.

Liquidity and Capital Resources

for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Investing Activities

During the three months ended March 31, 2018 and 2017 $0 in net cash was provided to the Company from investing activities

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 4. Controls and Procedures

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES, OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.0001 par value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock, based on the Articles of Incorporation of First Intercontinental Technology, Inc., filed with the State of Delaware in December 26, 2017, including, but not limited to, Section 4(a), "Automatic Conversion", and 4(b) "Method of Conversion".

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

On September 12, 2018 the Company issued 2,450,000 shares of common stock value at the conversion price of$0.0413. The shares were issued to convert $101,283.00 of principal, interest including penalty charge of the Note dated as of May 15, 2017, having as beneficiary to S&E Capital, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company has not adopted, nor has it ever had in place, any procedures by which security holders may recommend nominees to the Company's board of directors.

Change In Officers and Directors.

On August 1, 2018, the Company appointed Dror Svorai to its Board of Directors. Following Mr. Svorai's appointment and acceptance as a member of the Board of Directors, the Board of Directors accepted the resignation of Yaniv Nahon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors. Immediately following the resignation of Mr. Nahon, the Board of Directors appointed Dror Svorai, a member of the Board of Directors, as the Corporation's President/Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company. Therefore, as of August 1, 2018, the sole member of the Board of Directors and sole officer of the Company is Dror Svorai.

Mr. Nahon did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

The Company has not adopted, nor has it ever had in place, any procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of ltem 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d- 14(a)of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Dated: January 18, 2019

By: /s/ Dror Svorai

Dror Svorai

(Chief Executive Officer, Principal Executive Officer, Acting Chief Financial Officer and Principal Accounting Officer)

