Form 10-Q/A
period 2018-06-30
MINING POWER GROUP, INC.
filed 2019-01-18
CIK 1582962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
_________________________

FORM 10-Q/A Amendment No. 2
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______________________________ _

Commission file number: 333-199452

MINING POWER. GROUP, INC.
(Exact name of registrant as specified in its charter)

	Colorado		46-3289369
	(State of Incorporation)		(IRS Employer ID Number)

20200 Dixie Highway, Suite 906, Miami, FL 33180
(Address of principal executive offices)

(800) 304-2657
(Registrant's Telephone number)

______________________________________
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

Large accelerated filer		[ ]	Accelerated filer	[ ]
Non-accelerated filer		[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)		[ ]
Emerging growth company		[ x]

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

The Amendment is being filed solely to correct entries in the Original Filing pertaining to assignment on February 15, 2018 and debt increase due to penalties and interests of that certain Note issuance, dated May 15, 2017 in the principal amount of $375,000 on which the sum of $37,500 was advanced between Rich Cigars, Inc and Kodiak Capital Group, LLC which said note was sold to S&E Capital, Inc.

Except as described above, the Amendment does not modify any other disclosures presented in, or exhibits to, the Original Filing or Amendment No. 1 in anyway.

PART I – FINANCIAL INFORMATION		Page

Item 1	Financial Statements (Unaudited)	4
	Condensed Balance Sheets -December 31, 2017 and June 30, 2018 (unaudited and restated)	5
	Condensed Statements of Operations – Three and Six months ended June 30, 2018 (unaudited and restated) and 2017	6
	Condensed Statements of Cash Flows -Six months ended June 30, 2018 (unaudited and restated) and 2017	8
	Notes to the Financial Statements (unaudited and restated)	9
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2 3
Item 3	Quantitative and Qualitative Disclosures about Market Risk- Not Applicable	2 5
Item 4	Controls and Procedures	2 5

	PART II- OTHER INFORMATION

Item 1	Legal Proceeding	2 5
Item 1A	Risk Factors - Not Applicable	2 5
Item 2	Unregistered Sales of Equity. Securities and Use of Proceeds	2 5
Item 3	Defaults on Senior Securities - Not Applicable	2 6
Item 4	Mine Safety. Disclosure - Not Applicable	2 6
Item 5	Other Information	2 6
Item 6	Exhibits	2 7
	Signatures	28

3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Mining Power Group, Inc
Condensed Consolidated Balance Sheets
	June 30, 2018	December 31, 2017
	(Unaudited and Restated)

ASSETS
Current assets
Cash and cash equivalents	$453	$—
Prepaid expenses	4,500	4,500
Assets of discontinued operations	—	498
Total current assets	4,953	4,998
Total assets	$4,953	$4,998

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued interest	$36,038	$11,917
Derivative liability	878,779	4,454,993
Convertible notes payable, net of discounts of $7,270 and $190,634	95,134	30,040

Convertible notes payable - related party -, net of discounts of $169,193 and $0	21,865	—

Related party loans	54,401	—
Total current liabilities	1,086,217	4,496,950

Total liabilities	1,086,217	4,496,950

Commitments and Contingencies
Series A Convertible Preferred stock: $0.0001 par value: 1,000,000 shares authorized: 963,000 and 1,000,000 shares issued and outstanding at June 30, 2018 and at December 31, 2017 respectively	121,300	125,000
Shareholders’ equity (deficit)
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at June 30, 2018 and December 31,2017 respectively

Common stock: $0.0001 par value: 100,000,000 shares authorized:43,758,204 and 3,915,769 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	4,376	392

Additional Paid in Capital	668,238	605,615
Accumulated deficit	(1,875,178)	(5,222,959)
Total shareholders’ equity (deficit)	(1,202,564)	(4,616,952)
Total liabilities and shareholders’ equity (deficit)	$4,953	$4,998

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc
Condensed Consolidated Statements of Operation
(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2018 (Restated)	June 30, 2017	June 30, 2018 (Restated)	June 30, 2017

REVENUES	$—	$—	$—	$—
COST OF SALES	—	—	—	—
GROSS PROFIT	—	—	—	—
Operating Expenses
General and Administrative expenses	30	—	9,781	—
Officers Compensation	—	—	14,000	—
Professional Fees	15,618	—	30,167	—
Total operating expense	15,648	—	53,948	—
Loss from operations	(15,648)	—	(53,948)	—
OTHER INCOME (EXPENSES)
Interest Expense and amortization of debt discount	(68,359)	(7,969)	(349,143)	(8,266)
Change in fair value of derivative liability	(557,463)	514,616	7,296,786	438,792

Fixed Asset Write-off	—	—	(498)	—
Gain on Extinguishment of Debt	—	—	137,054	—
Beneficial conversion feature and derivative Interest	—	(403,851)	(3,682,220)	(512,403)

Subscription receivable write off	(250)	—	(250)	—

Total other income (expense)	(626,072)	102,796	3,401,729	(81,877)
Income (Loss) from continuing operations	(641,720)	102,796	3,347,781	(81,877)

Income (Loss) from discontinued operations	—	(154,063)	—	(267,600)

NET INCOME (LOSS)	$(641,720)	$(51,267)	$3,347,781	$(349,477)

Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$(0.01)	$0.04	$0.10	$(0.03)

Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$(0.00)	$(0.06)	$0.00	$(0.10)

Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$(0.01)	$0.04	$0.00	$(0.03)

Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$(0.00)	$(0.06)	$0.00	$(0.10)

Weighted average number of common shares outstanding - basic	42,787,728	2,712,980	33,852,073	2,688,865

Weighted average number of common shares outstanding - diluted	42,787,728	2,712,980	1,000,914,420	2,688,865

See accompanying notes to the condensed unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2018 (Restated)	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) from continuing operations	$3,347,781	$(81,877)
Adjustment to reconcile net loss to net cash used in operating activities

Fixed assets write off	498	—
Beneficial conversion feature and derivative interest	3,682,220	512,403
(Gain) on derivative liability	(7,296,786)	(438,792)
Amortization of debt discount
Amortization of discount on convertible notes payable	216,472	4,329
Change in assets and liabilities
Gain on extinguishment of debt	(137,054)	—
Accrued interest	132,671	—
Net cash used in operating activities - continuing operations	(54,198)	(3,937)
Net cash used in operating activities - discontinued operations	—	(240,923)
Net cash used in operating activities	(54,199)	(244,860)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loans	54,401	—
Subscription receivable write off	250	—
Net cash provided by financing activities – continued operations	54,651
Net cash provided by financing activities – discontinued operations	—	240,600
Net cash provided by financing activities	54,651	240,600

NET CHANGE IN CASH	453	(4,260)
CASH, beginning of period	—	4,260
CASH, end of period	$453	$—

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock subscription receivable	$—	$10,000
Issuance of shares of common stock for convertible debt	$64,998	$—
Issuance of shares of common stock for conversion of preferred stock	$3,700	$—
Cancellation of shares	$2,340	$—

See accompanying notes to the condensed unaudited financial statements.

Notes to the Amended Consolidated Financial Statements

June 30, 2018 (Unaudited and Restated)

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

NOTE 2: GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2018, the Company has incurred an accumulated deficit of $ 1,875,178 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: DISCONTINUED OPERATIONS

On November 27, 2017, the Company entered into a Subscription Agreement for the purchase of 1,000,000 shares of restricted Series A Convertible Preferred Supermajority voting stock Pursuant to this agreement, the Company announced a shift in the strategic focus.

As a result of this shift, the Company has recognized a cessation of it business operations for Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations. As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. As of the period ended June 30, 2018 all property and equipment was written off.

Results of the discontinued operations for the six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30 2018 (Restated)	Three Months Ended June 30 2017	Six Months Ended June 30 2018 (Restated)	Six Months Ended June 30 2017

REVENUES	—	2,109	—	4,606
COST OF SALES	—	731	—	2,382

GROSS PROFIT	—	1,378	—	2,224

OPERATING EXPENSES
Accounting and Audit	—	—	—	6,704
Amortization Expense	—	425	—	850
Depreciation Expenses	—	107	—	214
Legal Fees	—	3,390	—	23,670
Marketing Expense	—	30,333	—	32,095
Meal and Entertainment	—	5,751	—	10,544
Officers Compensation	—	48,183	—	73,648
Other General and Administrative	—	20,347	—	25,249
Professional Fees	—	19,051	—	47,963
Transfer Agent Fees	—	1,381	—	3,051
Travel Expense	—	26,473	—	45,836
Total operating income (expenses)	—	155,441	—	269,824
Income (loss) from operations	$—	$(154,063)	$—	$(267,600)

Cash from discontinued operations for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30 2018	Six Months Ended June 30 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from operations	$—	$(267,600)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	—	1,064
Stock issued for services	—	10,000
Change in assets and liabilities:
Accounts receivable	—	—
Prepaid expenses	—	(17,152)
Inventory	—	13,179
Accounts payable and accrued expenses	—	19,586
Net cash used in operating activities	$—	$(240,923)

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

As of June 30, 2018 and 2017, the Company had convertible notes that were convertible into 4,062,347 and 4,954,172 shares of common stock, respectively. However, the notes were anti-dilutive , for the three months ended June 30, 2018 and the three and six months ended June 30, 2017 .

The following table presents the components of the computation of basic and diluted earnings per share for the periods with losses indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2018 (Restated)	2017	2018 (Restated)	2017
Numerator
Net income (loss) applicable to common shareholders	(641,720)	(51,267)	3,347,781	(349,477)

Denominator
Weighted average common shares outstanding, basic	42,787,728	2,712,980	33,852,073	2,688,865
Convertible preferred stock			963,000,000
Convertible promissory notes			4,062,347
Weighted average common shares outstanding, diluted	42,787,728	2,712,980	1,000,914,420	2,688,865
Net Income per share - Basic -	$(0.01)	$(0.02)	$0.10	$(0.13)
Income per shares - Diluted	$(0.01)	$(0.02)	$0.00	$(0.13)

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

During the period ended December 31, 2017, the convertible option of the debt was exercised, resulting in 947,100 shares issued for $15,800 in principal and $756 in accrued interest. Accrued interest related to this advance was $6,437 and $5,244 at June 30, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face Value balance was $59,200 and$ 59,200 as of December 31, 2017 and June 30, 2018 respectively.

3 - On May 30, 2017, the Company entered into a potentially dilutive convertible advance with Power Up Lending Group, LTD. The advance, with a face value of$38,000, bears interest at 12% per annum and is payable on March 5, 2018. The note was issued at a 7% discount. The net proceeds received after issuance costs and fees was $35,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion is received. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018: dividend yield of zero, 35 day term to maturity, risk free interest rate of 2.33% and annualized volatility of 16.62%, valued at $6,273, and (ii) as of December 31, 2017: dividend yield of zero, 150 day term to maturity, risk free interest rate of 1.76% and annualized volatility of63.54%, valued at $553,851. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018: dividend yield of zero, 88 day term to maturity, risk free interest rate of 2.33% and annualized volatility of 17 .00%, valued at $44,537, and (ii) as of December 31, 2017: dividend yield of zero, 192 day term to maturity, risk free interest rate of 1.76% and annualized volatility of 63.54%, valued at $353,071. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt.

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

NOTE 6: RELATED PARTY LOANS: according to ASC 850, an entity and its principal owners and members of their immediate families are considered related parties.

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible advance to D&D Capital, Inc, a related party. Accrued interest related to this advance was $1,855 and $0 at June 30, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets. Face value balance as of June 30, 2018 is $40,000. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018 dividend yield of zero, 230 days term to maturity, risk free interest rate of 2.33% and annualized volatility of 4.22%, valued at $125,311. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt .

During the three months ended March 31, 2018, Kodiak Capital declared a default of the note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of conversion for the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Mining Power Group Inc., reached an agreement with Kodiak Capital to purchase the note. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2018 dividend yield of zero, 0.25 year term to maturity, risk free interest rate of 1.93% and annualized volatility of 38.55%, valued at $125,311. The value of the conversion feature was assigned to the derivative liability and created a debt discount to be amortized over the life of the convertible debt. Face Value balance as of December 31, 2017 was $34,084 and as of June 30, 2018 was $151,058 .

Other Loans

The following loans bears no interest and due on demand:

1	Consultant Capital Group, Inc	$38,401
2	D&D Capital, Inc	$16,000
Total Related Party no interest due on demand Loans		$54,401

NOTE 7: RESTATEMENT

On February 15, 2018 Kodiak Capital Group LLC, sold all of its potentially dilutive convertible advance to S&E Capital, Inc, a related party, including penalties and default interest of $108,549 was recorded and added to the balance sheet. As a result of this transaction the Company is filing this amendment of its 10-Q filed for the period ended June 30, 2018 to reflect this transaction. The note was deemed in default and a penalty of $120,000 was recorded and added to the balance.

The following financials shows the original filing, this restated filing and the differences between both:

Balance Sheet	June 30, 2018 (Unaudited, and Filed)	June 30, 2018 (Adjustments)	June 30, 2018 (Unaudited and Restated)

Total current assets	$4,953	$—	$4,953
Total current liabilities	$637,650	$448,567	$1,086,217
Total shareholders' equity (deficit)	$(753,997)	$(448,567)	$(1,202,564)
17

Statement of Operations	For the three months ended
	June 30, 2018 (Unaudited, and Filed)	June 30, 2018 (Adjustments)	June 30, 2018 (Unaudited and Restated)

Total operating expense	$(15,648)		$(15,648)
Total other income (expense)	$(247,989)	$(378,083)	$(626,072)
Income (Loss) from continuing operations
Income (Loss) from discontinued operations	$—	$—	$—
NET INCOME(LOSS)	$(263,637)	$(378,083)	$(641,719)
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$(0.01)	$—	$(0.01)
Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$—	$—	$—
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$(0.01)	$—	$(0.01)
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$—	$—	$—
Weighted average number of common shares outstanding - basic	42,787,728		42,787,728
Weighted average number of common shares outstanding - diluted	42,787,728		42,787,728

Statement of Operations	For the six months ended
	June 30, 2018 (Unaudited, and Filed)	June 30, 2018 (Adjustments)	June 30, 2018 (Unaudited and Restated)

Total operating expense	$(53,948)		$(53,948)
Total other income (expense)	$3,850,296	$(448,567)	$3,401,729
Income (Loss) from continuing operations
Income (Loss) from discontinued operations	$—	$—	$—
NET INCOME(LOSS)	$3,796,348	$(448,567)	$3,347,781
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$0.11	$—	$0.10
Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	$—	$0.00
Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$0.00	$—	$0.00
Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$0.00	$—	$0.00
Weighted average number of common shares outstanding - basic	33,852,073		33,852,073
Weighted average number of common shares outstanding - diluted	998,371,855	2,542,565	1,000,914,420

Statements of Cash Flow	For the Six months ended
	June 30, 2018 (Unaudited and Filed)	June 30, 2018 (Adjustments)	June 30, 2018 (Unaudited and Restated)

Net cash used in operating activities continuing operations	$(54,198)	$—	$(54,198)
Net cash provided by financing activities	$54,651	$—	$54,651

NET CHANGE IN CASH	$453	$—	$453
CASH, beginning of period	$—	$—	$—
CASH, end of period	$453	$—	$453

NOTE 9: EQUITY

On November 27, 2017, the Company issued 1,000,000 shares of Series A Convertible preferred stock for $125,000. The Preferred Stock is convertible in the Company's common stock. Each share of the Company's Series A Convertible preferred stock is convertible into 1,000 shares of the Company's common stock at a cost basis equivalent to par value per share, or $0.0001. Each share of the Series A Convertible preferred stock votes at the equivalent of20,000 shares of common stock.

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

On May 3, 2018 the Company issued 2,500,000 shares of common stock at $0 . 0001 value having as beneficiary to Shelby White, which were subsequently cancelled in July 2018.

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

In addition, per the Acquisition Agreement, the Company is providing the current Northway management with a performance based stock option for two and a half million (2,500,000) shares of the Company's restricted common stock as earned over a period of six (6) months for the achievement of performance goals as established by the Board of Directors of the Company.

Separately in connection with the Acquisition Agreement, the Company assigned a purchase contract in total amount of $950,000 ("Purchase ..Amount') to Northway that it has entered into pending the closing of the Acquisition for the purchase of a building located at 2 Flint Mine Road, Coxsackie, NY 12051, SBL Nos. 71.00-1-20 and 71.00-1-3.112 (the "Purchase Contract") which is to be used solely by Northway (the "Agreement for Purchase of Property between Mining Power Group, Inc. and Northway Mining, LLC" or the "Building Purchase Agreement"). Under the terms of Building Purchase Agreement, the Company shall pay on behalf of Northway, which shall own the building, $350,000 at closing, with Northway paying the remainder of the Purchase Amount over time per the terms of the Purchase Contract.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial restated statements, as of June 30, 2018, we had an accumulated deficit totaling $1,875,178. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to June 30, 2017

For the three months ended June 30, 2018, we had $0 in revenues and $0 in cost of goods sold compared to $2,109 and $731 respectively for the same period one year earlier. For the three months ended June 30, 2018, our total operating expenses was $15,648 as compared to $155,441 for the three months ended June 30, 2017. For the three months ended June 30, 2018, we incurred expenses of $0 for officers' compensation compared to $48,183 for the same period in 2017. For the three months ended June 30, 2018, we incurred professional fees in the amount of $15,618, compared to $19,051 for the corresponding period in 2017. For the three months ended June 30, 2018, we incurred $30 for other general and administrative expenses, compared to $20,347 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business.

For the three months ended June 30, 2018, we had ($68,359) in interest expenses compared to ($7,969) for the same period one year earlier. For the three months ended June 30, 2018, we had ($557,463) in Change in fair value of derivative liability and $514,616 for the same period one year earlier. For the three months ended June 30, 2018 we had $0 in Beneficial conversion feature and derivative interest compared to ($403,851) for the same period one year earlier. For the three months ended June 30, 2018 we had ($250) in Subscription receivable write off, compared to $0 as for the same period one year earlier. For the three months ended June 30, 2018 we had a Net Income(loss) of ($641,720) compared to ($51,267) for the same period one year earlier.

Six Months Ended June 30, 2018 Compared to June 30, 2017

For the six months ended June 30, 2018, we had $0 in revenues and $0 in cost of goods sold compared to $4,606 and $2,382 respectively for the same period one year earlier. For the six months ended June 30, 2018, our total operating expenses was $53,948 as compared to $269,824 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we incurred expenses of $14,000 for officers' compensation compared to $73,648 for the same period in 2017. For the six months ended June 30, 2018, we incurred professional fees in the amount of $30,167, compared to $47,963 for the corresponding period in 2017. For the six months ended June 30, 2018, we incurred $9,781 for other general and administrative expenses, compared to $25,249 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business.

For the six months ended June 30, 2018, we had ($349,143) in interest expenses compared to ($8,266) for the same period one year earlier. For the six months ended June 30, 2018, we had $7,296,786 in Change in fair value of derivative liability and $438,792 for the same period one year earlier. For the six months ended June 30, 2018 we had ($498) in Fixed Asset Write-off and $0 for the same period one year earlier. For the six months ended June 30, 2018 we had $0 in Beneficial conversion feature and derivative interest compared to ($512,403) for the same period one year earlier. For the six months ended June 30, 2018 we had ($250) in Subscription receivable write off compared to $0 as for the same period one year earlier. For the six months ended June 30, 2018 we had a Net Income(loss) of $3,347,781 compared to ($349,477) for the same period one year earlier.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.000lpar value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock, based on the Articles of Incorporation of First Intercontinental Technology, Inc, file with the State of Delaware in December 26, 2017, including, but not limited to, Section 4(a), "Automatic Conversion", and 4(b) "Method of Conversion".

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

MINING POWER GROUP, INC

(Registrant)

Dated: January 18, 2019

By:/s/ Dror Svorai

Dror Svorai

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

