Form 10-Q
period 2018-09-30
MINING POWER GROUP, INC.
filed 2019-03-13
CIK 1582962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to ______

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

As of March 4, 2019, there were 136,965,896 shares of the registrant’s common stock issued and outstanding.

3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Mining Power Group, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$235,843	$—
Accounts receivable, net	38,890	—
Prepaid expenses	12,200	4,500
Other assets - cryptocurrencies	239,016	—
Assets of discontinued operations	—	498
Total current assets	525,949	4,998
PROPERTY & EQUIPMENT, NET	1,469,537	—
Total assets	1,995,486	$4,998

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$51,387	$—
Accrued expenses	5,080	—
Accrued interest	27,755	11,917
Payroll liabilities	25,888	—
Derivative liability	1,862,832	4,454,993
Convertible notes payable, net of discounts of $615,110 and $190,634	94,890	30,040

Convertible notes payable - related party, net of discounts of $ 43,481 and $0	13,673	—

Related party loans	325,527	—
Auto loans, current portion	42,223	—
Loans payable	714,900	—
Deferred revenue	599,238	—
Total current liabilities	3,763,393	4,496,950
Long Term Liabilities
Auto loans, non-current portion	86,582	—
Total Long-Term Liabilities	86,582	—
Total liabilities	3,849,975	4,496,950

Commitments and Contingencies
Shareholders’ equity (deficit)
Series A Convertible Preferred stock: $0.0001 par value: 1,000,000 shares authorized: 953,000 and 1,000,000 shares issued and outstanding at September 30, 2018 and at December 31, 2017 respectively	95	100

Non-Controlling interest	(179,126)	—
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at September 30, 2018 and December 31,2017 respectively	—	—

Common stock: $0.0001 par value: 100,000,000 shares authorized:59,303,654 and 3,915,769 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	5,930	392

Additional paid-in capital	1,130,642	730,515
Accumulated deficit	(2,812,030)	(5,222,959)
Total shareholders’ equity (deficit)	(1,854,489)	(4,491,952)
Total liabilities and shareholders’ equity (deficit)	$1,995,486	$4,998

See accompanying notes to the condensed consolidated unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES	$185,869	$—	$185,869	$—
COST OF SALES	145,428	—	145,428	—
GROSS PROFIT	40,441	—	40,441	—
General and administrative expenses	484,085	—	538,033	—
Depreciation expense	7,734	—	7,734	—
Total operating expense	491,819	—	545,767	—
Loss from operations	(451,378)	—	(505,326)	—
OTHER INCOME (EXPENSES)
Interest expense and amortization of debt discount	(331,270)	(19,012)	(680,413)	(27,278)
Change in fair value of derivative liability	1,101,759	(370,306)	8,398,544	(443,917)
Beneficial conversion feature and derivative interest	(1,409,311)	—	(5,091,530)	—
Gain (loss) on cryptocurrency	(26,028)	—	(26,028)	—
Fixed asset write-off	—	—	(498)	—
Gain on extinguishment of debt	—	—	137,054	—
Subscription receivable write-off	250	—	—	—

Total other income (expense)	(664,600)	(389,318)	2,737,129	(471,195)
Income (Loss) from continuing operations	(1,115,978)	(389,318)	2,231,803	(471,195)

Income (Loss) from discontinued operations	—	(46,977)	—	(314,575)

NET INCOME (LOSS)	$(1,115,978)	$(436,295)	$2,231,803	$(785,770)
Less: Income (loss) attributable to non-controlling interest	(179,126)	—	(179,126)	—

Net income (loss) attributable to Mining Power shareholders	$(936,852)	$(436,295)	$2,410,929	$(785,770)
Net income (loss) per share applicable to common stockholders - basic (continuing operations)	$(0.02)	$(0.16)	$0.06	$(0.17)

Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$0.00	$(0.02)	$0.00	$(0.12)

Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$(0.02)	$(0.16)	$0.06	$(0.17)

Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$(0.02)	$(0.02)	$0.00	$(0.12)

Weighted average number of common shares outstanding - basic	55,215,525	2,789,067	41,328,152	2,722,751

Weighted average number of common shares outstanding - diluted	1,1016,954,348	2,789,067	1,003,066,976	2,722,751

See accompanying notes to the condensed consolidated unaudited financial statements.

Mining Power Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,231,803	$(471,195)
Adjustment to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative liability	(8,398,544)	(68,486)
Beneficial conversion feature and derivative interest	5,091,530	512,403
Stock issued for services	15	—
Fixed assets written off	498	—
Gain on extinguishment of debt	(137,054)	—
Amortization of debt discount	425,885	18,410
Depreciation and amortization expense	7,734	—
Loss on cryptocurrency	26,028	—
Default penalty interest on convertible notes	213,414	—
Change in operating assets and liabilities:
Accounts receivable	(38,890)	—
Prepaid expenses	(7,700)	—
Other current assets	(265,044)	—
Accounts payable and accrued expenses	92,582	—
Payroll liability	25,888	—
Deferred revenue	599,238	—
Net cash provided by operating activities - continuing operations	(132,617)	(8,868)
Net cash provided by operating activities - discontinued operations	—	(241,682)
Net cash provided by operating activities	(132,617)	(250,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for asset acquisitions	(633,567)	—
Net cash used in investing activities - continuing operations	(633,567)	—
Net cash used in investing activities - discontinued operations	—	—
Net cash used in investing activities	(633,567)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	344,401	—
Repayment of related party loans	(18,874)	—
Proceeds from convertible debt	676,500	192,500
Net cash provided by financing activities - continuing operations	1,002,027	192,500
Net cash provided by financing activities - discontinued operations	—	53,790
Net Cash provided by financing activities	1,002,027	246,290

NET CHANGE IN CASH	235,843	(4,260)
Cash, beginning of period	—	4,260
Cash, end of period	$235,843	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for convertible debt	$407,985	$—
Issuance of shares of common stock for conversion of preferred stock	$4,700	$—
Cancellation of common shares	$2,340	$—
Loans issued to acquire fixed assets	$843,705	$—
Derivative liabilities recognized as debt discount	$716,500	$—
Replacement of convertible note to convertible note - related parties	$74,084	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

 See accompanying notes to the condensed consolidated unaudited financial statements.

Notes to the Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

NOTE l: NATURE OF ORGANIZATION

Mining Power Group, Inc. formerly known as Rich Cigars, Inc. (the "Company") was a Florida Corporation incorporated on July 29, 2013, and was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company had branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently through Northway Mining, LLC (a New York limited liability corporation) as a data center for third parties’ cryptomining processes located in New York State, in which the Company has a majority interest (55%) acquired on August 1, 2018. Management intends to conduct our business principally in the U.S.

Northway Mining, LLC’s (“NWM”), core business is providing hosting services for third parties’ cryptomining processes. These third parties offer security services including continuous camera recording, night-vision, motion activation, and automatic text notification to onsite staff.

In November 2017, the Company underwent a change in control and became a Colorado corporation. As a result of this change, the Company changed the business name to Intercontinental Technology, Inc. in order to reflect a change in the Company's direction and overall strategy. The Company's strategic direction was to focus on the acquisition, development, and marketing of proprietary patented products that are readily marketable internationally, and at the same time, enter the business of cryptocurrency mining by the ownership of multiple cryptocurrency mining machines.

On December 26, 2017, the Company completed a reorganization. Rich Cigars, Inc., having been renamed to RCGR SUB, Inc., became a direct, wholly-owned subsidiary of a newly-formed Delaware corporation, First Intercontinental Technology, Inc., which. was then considered the parent and public entity. Additionally, another Delaware corporation was formed, Intercontinental Services, Inc. As of the effective date of the reorganization, all outstanding shares of common stock and preferred stock of Rich Cigars, Inc. were automatically converted into identical shares of common stock or preferred stock in the parent on a one-for-one basis.

On February 16, 2018, the Company's Board of Directors voted to annul and vitiate the series of transactions in Delaware by filing certificates of correction with Delaware's Secretary of State. As a result, Intercontinental Technology, Inc. and First Intercontinental Technology, Inc. were dissolved and all ownership reverted back to equity shares in RCGR SUB, Inc. On February 21, 2018, the Company amended and restated its Articles of Incorporation in order to change the Company's name from RCGR SUB, Inc. to Mining Power Group, Inc.

NOTE 2: GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of September 30, 2018, the Company has an accumulated deficit of $ 2,812,030 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising capital through the equity markets to fund operations and eventually generate revenue through its business; however, there can be no assurance that the Company will be successful in such activities. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: DISCONTINUED OPERATIONS

On November 27, 2017, the Company entered into a Subscription Agreement with Mr. Dror Svorai, the current CEO of the Company, for the purchase of 1,000,000 shares of restricted Series A Convertible Preferred Supermajority voting stock. Pursuant to this agreement, the Company announced a shift in the strategic focus by which the Company has recognized a cessation of it business operations of Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20 Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations. As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. As of the period ended September 30, 2018 all property and equipment was written off.

Results of the discontinued operations for the nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

REVENUES	$—	$—	$—	$4,606
COST OF SALES	—	—	—	2,382

GROSS PROFIT	—	—	—	2,224

OPERATING EXPENSES
Amortization Expense	—	425	—	1,275
Depreciation Expenses	—	106	—	320
Marketing Expense	—	—	—	32,095
Other General and Administrative	—	46,446	—	283,109
Total operating income (expenses)	—	46,977	—	316,799
Income (loss) from operations	$—	$(46,977)	$—	$(314,575)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from operations	$—	$(314,575)
Adjustments to reconcile net loss to net cash
Depreciation and Amortization	—	1,595
Stock issued for services	—	20,000
Change in assets and liabilities:
Prepaid expenses	—	(7,861)
Inventory	—	13,338
Accounts payable and accrued expenses	—	45,821
Net cash used in operating activities	$—	$(241,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder Contributions	$—	$53,790
Net cash used in financing activities	$—	$53,790

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Mining Power Group, Inc. (formerly Rich Cigars, Inc.) includes the accounts of Mining Power Group and its subsidiary Northway Mining, LLC, which is controlled and owned 55% by Mining Power Group, Inc.

All of the equity interests in Northway Mining not held by the Company are reflected as non-controlling interests. In the consolidated statements of operations, we allocate net income (loss) attributable to non-controlling interests to arrive at net income (loss) attributable to the Company.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Statement of Cash Flows and had no effect on the previously reported Statement of Operations for any period. Currently, the Company presents the convertible Series A preferred stock as part of permanent equity instead of the mezzanine section of the balance sheet.

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made for the periods ended September 30, 2018 and 2017. Certain information and footnote disclosures normally included in financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company’s long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $235,843 and $0 at September 30, 2018 and December 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer-specific facts and general economic conditions that may affect a client’s ability to pay.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received. The Company set up an allowance for doubtful accounts and recorded $57,246 as bad debt expense.

Cryptocurrencies

The Company receives cryptocurrencies from its customers as a form of payment and converts them into cash in less than 3 months from receipt. The Company accounts for its cryptocurrencies as indefinite-lived intangible assets at historical loss less impairment in accordance with ASC 350 Intangibles - Goodwill and Other. As of September 30, 2018 and December 31, 2017, the fair value of cryptocurrencies was $239,016 and $0, respectively, which resulted in impairment loss of $26,028 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.

Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values shown in the table below) over the estimated useful lives of the respective assets.

Fixed Asset	Estimated Useful Life (Years)
Building	39
Improvements	5
Furniture and office equipment	5
Computer Equipment	5
Vehicles	5

Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Description	Total Acquisition Cost	Span of Life (years)	Depreciation Expense

Real Estate - Land	$102,218	—	$—
Real Estate - Building	982,682	39	424
Improvements	171,382	5	2,907
Office Equipment & Furnitures	80,133	5	805
Computer Equipment	8,840	5	97
Vehicles	132,016	5	3,501
TOTAL:	$1,477,271		$7,734

Deferred revenue

The Company recognizes revenue for subscription hosting service sales over the subscription period. Deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date, for which cash has already been received. As of September 30, 2018 and December 31, 2017, the amount of deferred revenue was $599,238 and $0, respectively.

Loans Payable

The Company within the acquisition of Northway Mining LLC in August 1, 2018, acquired also certain real estate and vehicles, the unpaid balances on the two properties are guaranteed by mortgages having basic payment terms and conditions as follows: 707 Flats Road payable after 180 days from August 15, 2018, no interest and 2 Flint Mine Road with a 12 months payment period, and a maturity date on September 1, 2019, 5% interest rate. The unpaid balances on vehicles are guaranteed with a lien 72 month maturity since August 24, 2018 and October 5, 2018 respectively. The amount of mortgages as of September 30, 2018 is $714,900 which is payable over a twelve month period. The debt on vehicles is deferred as follows: (a) $42,223 payable within a 12-month period following September 30, 2018 (current portion), and (b) $86,582 payable during 2020 through 2023 (non-current portion), as detailed in the following chart. These loans have a lien on the vehicles, and the interest rate for Community Bank is 5.79% and 1st Bank of Scotia is 7.29%.

LENDER	CURRENT LIABILITIES		LONG TERM LIABILITIES				TOTAL DEBT
	2018	2019	2020	2021	2022	2023
Community Bank	$13,656	$14,366	$13,656	$13,656	$13,656	$13,657	$82,648
1st Scotia Bank	6,920	7,280	7,989	7,989	7,989	7,989	46,157
707 Flats Rd.	—	134,900	—	—	—	—	134,900
Marsan Properties	97,500	482,500	—	—	—	—	580,000
Total:	$118,077	$639,046	$21,645	$21,645	$21,645	$21,646	$843,705

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A Beneficial Conversion Feature is recorded by the Company as a debt discount pursuant to ASC 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt, and further, if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black Scholes option-pricing model.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1: Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

● quoted prices for similar assets or liabilities in active markets;

● quoted prices for identical or similar assets or liabilities in markets that are not active;

● inputs other than quoted prices that are observable for the asset or liability; and

● inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of September 30, 2018 and December 31, 2017, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
				September 30, 2018	December 31, 2017
Derivative Liabilities	$—	$—	$1,862,832	$1,862,832	$4,454,993

The Company reflects the fair value of derivative liabilities using the Black Scholes pricing model. The following chart are the estimated fair values for the Company’s derivative financial instruments and based on the parameters disclosed in our Notes 5 and 6 hereto:

Lenders	September 30, 2018	December 31, 2017
Power Up Lending Group, Ltd	$6,261	$553,851
Power Up Lending Group, Ltd [2]	$—	$353,071
Crown Bridge Partners, LLC	$—	$1,679,176
Kodiak Capital Group, LLC	$—	$680,625
D&D Capital, Inc	$20,817	$—
S&E Capital, Inc	$117,050	$—
Firstfire Global Opportunities Funds, LLC	$390,009	$—
Eagle Equities	$1,328,695	$1,188,270
Total	$1,862,832	$4,454,993

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligations.

The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the nine months ended September 30, 2018 or 2017.

The Company's revenues have been generated primarily through hosting services to third parties. The terms of these agreements generally consist of a deposit and monthly billing cycles covering our services.

For the nine months ended September 30, 2018, all agreements met the above criteria, or in exceptional cases only, our involvement was to sell to some of the end users at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue on such transactions upon receipt.

We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and fees. If applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

Revenue is recognized in the month the service (mostly hosting) is provided. Deferred Revenues on the Company’s balance sheet reflects the part of invoiced services (mostly hosting) that will be provided after September 30, 2018 for which cash payments have been received.

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

The Company files income tax returns in the United States New York and Florida States, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss) applicable to common shareholders	$(936,853)	$(436,295)	$2,410,929	$(785,770)

Denominator
Weighted average common shares outstanding, basic	55,215,525	2,789,067	41,328,152	2,722,751
Convertible preferred stock	953,000,000	—	953,000,000	—
Convertible promissory notes	8,738,824	—	8,738,824	—
Weighted average common shares outstanding, diluted	1,016,954,348	2,789,067	1,003,066,976	2,722,751
Net Income per share - Basic	$(0.02)	$(0.16)	$0.06	$(0.29)
Net Income per shares - Diluted	$(0.02)	$(0.16)	$0.00	$(0.29)

NOTE 5: CONVERTIBLE NOTES PAYABLE

On July 3, 2018, the Company entered into a potentially dilutive convertible note with Eagle Equities LLC. The advance, with a face value of $100,000, bears interest at 8% per annum and is payable on July 3, 2019. The net proceeds received after issuance costs and fees was $96,500. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 day trading period prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 50% instead of 60% while that chill is in effect, DTC Chill is a limitation of certain services available for a security on deposit at the Depository Trust Company (DTC). A chill is a restriction placed by DTC on one or more of DTC’s services, such as limiting a DTC participant’s ability to make a deposit or withdrawal of the security at DTC. A chill may remain imposed on a security for just a few days or for an extended period of time depending upon the reasons for the chill and whether the issuer or transfer agent corrects the problem. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of September 30, 2018: dividend yield of zero, 277 days term to maturity, risk free interest rate of 2.59% and annualized volatility of 431%, valued at $268,683 The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt.

On August 10, 2018, the Company entered into a potentially dilutive convertible note with Eagle Equities LLC. The advance, with a face value of $300,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $285,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 day trading period prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 50% instead of 60% while that chill is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of September 30, 2018: dividend yield of zero, 314 days term to maturity, risk free interest rate of 2.59% and annualized volatility of 432%, valued at $795,326. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On August 10, 2018, the Company entered into a potentially dilutive convertible note with Eagle Equities LLC. The advance, with a face value of $100,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $95,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 day trading period prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 50% instead of 60% while that chill is in effect. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of September 30, 2018: dividend yield of zero, 314 days term to maturity, risk free interest rate of 2.59% and annualized volatility of 432%, valued at $264,686. The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt.

On September 11, 2018, the Company entered into a potentially dilutive convertible note with Firstfire Global Opportunities Fund, LLC. The advance, with a face value of $210,000, bears interest at 5% per annum and is payable on July 11, 2018. The note was issued at a $10,000 (“OID”) discount. The net proceeds received after issuance costs and fees was $195,000. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 65% multiplied by the lowest price of the common shares for the 20 consecutive trading days period immediately preceding the Trading Day that the Company receives a Notice of Conversion. The conversion formula created an embedded derivative conversion feature.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of September 30, 2018: dividend yield of zero, 256 day term to maturity, risk free interest rate of 2.36% and annualized volatility of 193%, valued at $390,009. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

NOTE 6: RELATED PARTY LOANS:

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible note to D&D Capital, Inc, a related party. Accrued interest related to this advance was $392 and $0 at September 30, 2018 and December 31, 2017, respectively, and is included in accrued interest on the condensed consolidated Balance Sheets. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of September 30, 2018 dividend yield of zero, 179 days term to maturity, risk free interest rate of 2.36% and annualized volatility of 200%, valued at $20,817. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

During the nine months ended September 30, 2018, D&D Capital, Inc., exercised the convertible option, resulting in 2,298,212 shares issued; at a price of $0.04134 per share issued for $95,008 in principal and $2,387 in accrued interest.

The remaining balance as of September 30, 2018 is $ 7,379.

During the three months ended March 31, 2018, Kodiak Capital declared a default of the convertible note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Mining Power Group Inc., reached an agreement with Kodiak Capital to purchase the note. As a result, the Company recognized a gain of $137,054.

During the nine months ended September 30, 2018, S&E Capital, Inc., exercised the convertible option, resulting in 2,450,000 shares issued; at a price of $0.04134 per share issued for $101,283 in principal and $11,497 in accrued interest.

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of September 30, 2018 dividend yield of zero, 15 days term to maturity, risk free interest rate of 2.12% and annualized volatility of 183%, valued at $117,049. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

The remaining balance as of September 30, 2018 was $49,775.

Other Related Party Loans

Other than the above convertible notes, the following are related party loans to fund operations that bear no interest and are due on demand:

Consultant Capital Group, Inc	$114,527
D&D Capital, Inc	211,000
Total Related Party no interest due on demand Loans	$325,527

NOTE 7: EQUITY

On November 27, 2017, the Company issued 1,000,000 shares of Series A Convertible preferred stock for $125,000. The Preferred Stock is convertible to the Company's common stock. Each share of the Company's Series A Convertible preferred stock is convertible into 1,000 shares of the Company's common stock at a cost basis equivalent to par value per share, or $0.0001. Each share of the Series A Convertible preferred stock votes at the equivalent of 20,000 shares of common stock. Conversion of all Series A preferred stock is dependent upon increasing the number of authorized shares to a quantity large enough to cover the conversion, therefore conversion isn’t triggered unless the Company increases its authorized shares to a quantity large enough to cover conversion.

On January 10, 2018 the Company issued 37,000,000 common stock restricted shares, $0.0001 par value per share,

converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock,

On February 28, 2018 the Company issued 156,333 shares of common stock valued at the conversion price of $0.18. The shares were issued to convert $28,140 of the principal amount of the note dated May 30, 2017 to Power Up Lending Group Ltd.

On March 6, 2018 the Company issued 109,569 shares of common stock valued at the conversion price of $0.1753. The shares were issued to convert $16,928 of the principal amount and $2,280 of accrued and unpaid interest of the Note dated as of May 30, 2017 to Power Up Lending Group Ltd.

On April 25, 2018 the Company issued 45,000 shares of common stock value at the conversion price of $0.078. The shares were issued to convert $3,510 of the principal amount of the Note dated as of May 30, 2017, to Power Up Lending Group Ltd.

On April 25, 2018 the Company issued 187,533 shares of common stock value at the conversion price of $0.0754. The shares were issued to convert $14,140 of the principal amount of the Note dated as of September 27, 2017, to Power Up Lending Group Ltd.

On May 3, 2018 the Company issued 2,500,000 shares of common stock at $0.0001par value to Shelby White, which were subsequently cancelled in July 2018.

On July 6, 2018 the Company issued 1,715,961 shares of common stock at the conversion price of $0.03897. The shares were issued to convert $59,200 of principal amount and $7,761 of interest, on the Note dated as of March 24, 2017, to Eagle Equities, LLC.

On July 7, 2018 the Company issued 10,000,000 common stock restricted shares, $ 0.0001 par value per share, converting 10,000 shares of the one million (1,000,000) Series A Preferred Stock.

On August 3, 2018 the Company issued 2,298,212 shares of common stock at the conversion price of $0.04134. The shares were issued to convert $ 95,008; $92,621 of principal amount and $2,387 of interest, on the Note dated as of March 27, 2017, to D&D Capital, Inc.

On August 6, 2018 the Company issued 150,000 shares of restricted common stock, $0.0001 par value per share for payment of services to individuals for a total value of $15.

On September 12, 2018 the Company issued 812,000 shares of common stock at the conversion price of $0.06. The shares were issued to convert $44,016 of principal amount and $4,704 of interest, on the Note dated as of March 27, 2017, to Crown Bridge Partners LLC.

On September 12, 2018 the Company issued 2,450,000 shares of common stock at the conversion price of $0.04134. The shares were issued to convert $101,283 of principal amount, on the Note dated as of March 27, 2017, to S&E Capital, Inc.

On September 28, 2018 the Company issued 619,277 shares of common stock at the conversion price of $0.05023. The shares were issued to convert $27,860 of principal amount and $3,246 of interest, on the note dated May 15, 2017 to M Svorai Investment, Inc.

On September 30, 2018 the Company signed a Common Stock Purchase Agreement with Triton Funds LP, who was committed to purchase from time to time and the Company issue and sell One Million Dollars ($1,000,000) of the Company’s Common Stock. The purchase price was established at 18% discount to lowest closing price five days prior to the Closing Date.

On September 30, 2018 the Company signed a Registration Rights Agreement to Triton Funds LP, related to the Common Stock Purchase Agreement.

NOTE 8: COMMITMENTS AND CONTINGENCIES;

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2018, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 9: ACQUISITION NORTHWAY MINING, LLC

On August 1, 2018, the Company entered into an acquisition agreement (the “Acquisition Agreement”) to acquire the majority ownership interest of Northway Mining, LLC (“Northway”), a New York limited liability company, located at 707 Flats Road, Athens, New York. Northway is a cryptomining data center hosting third-party owned and operated cryptomining machines within its 5000 square feet facility. It currently is hosting over 1,100 machines in its facilities at Flats Road under individual service agreements with third-party machine owners.

Pursuant to the Acquisition Agreement the Company acquired fifty-five percent (55%) of the ownership units of Northway in return for an investment of $1,100,000 for the purposes of providing working capital and funds to Northway for improvements to, and expansion of, its facilities, and the purchase of 30-acres of flat land and buildings at its Athens, New York address owned by a third party per a separate “Agreement for Purchase of Property between Northway Mining, LLC and CSX4236 Motorcycle Salvage LLC” (the “Land Purchase Agreement”). (The “Acquisition”) Under the terms and conditions of the Acquisition, Northway has amended and restated its New York State limited liability company Operating Agreement, under which it is stated that it will maintain its current management.

NOTE 10: SUBSEQUENT EVENTS AFTER SEPTEMBER 30, 2018

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's third quarter 2018 Form 10-Q and has determined there are the following subsequent events requiring disclosure:

On October 16, 2018, the Company issued 500,000 shares of restricted common stock for $125,000 donated to Triton Funds LLC.

On January 2, 2019, Eagle Equities, LLC declared a default of the convertible promissory note issued to them on July 3, 2018 by the Company as a result of the Company’s failure to file on time its quarterly report on Form 10-Q for the period ended September 30, 2018. In doing so, Eagle Equities invoked retroactive 22% default interest and also put into effect certain penalties under to the note, which led to their increasing the outstanding balance of the note to $140,000 (including $12,236 accrued interest) at January 22, 2019, the date at which M Svorai Investments, Inc., a related party to the Company, reached an agreement with Eagle Equities, LLC to purchase the note from Eagle Equities, LLC in order to avoid further actions that may be taken by Eagle Equities, LLC as a result of the default.

On January 24, 2019, the Company issued 60,000,000 shares of its common stock by converting 60,000 Series A Preferred Stock held by Dror Svorai, an individual and sole Director and President of the Company.

On February 1 2019, the Company issued 12,000,000 restricted shares of common stock valued at the conversion price of $0.013. The shares were issued to four unrelated parties which in aggregate purchased and converted $210,000 of the principal amount not including accrued and unpaid interest of a Note dated, September 11, 2018 which was issued to FirstFire Global Opportunities Fund, LLC

On February 4, 2019, the Company issued 5,162,242 restricted shares of common stock valued at the conversion price of $0.02712. The shares were issued to convert $100,000 of the principal amount and $40,000 of accrued and unpaid interest and penalties on the Note dated as of July 3, 2018 to Eagle Equities, LLC, which Note was purchased from

Eagle Equities, LLC by a related party on January 22, 2019, which converted the Note in full.

On December 14, 2018, the Company was served on a litigation filed by Salcido Enterprises LLC, Index No. 18-01082 at the Supreme Court of the State of New York, County of Greene. On November 15, 2018 Northway Mining, LLC sold to Plaintiff certain number of cryptomining computers for $238,700. The Plaintiff sued the Company for failure to deliver the computers on time. On January 10, 2019 the Company received from the Plaintiff a Notice of Discontinuance of the litigation Without Prejudice.  No further actions is expected.

On December 24, 2018, the Company, through Northway Mining, LLC, borrowed $486,500 from Ultegra Financial Partners, Inc., under weekly payments starting on December 28, 2018. The Company failed to make certain payments on time. As a result, on February 11, 2019, Ultegra Financial Partners, Inc. filed a lawsuit against the Company demanding payment of the loan in addition to default charges.  At the time of filing of this 2018 Q3, a settlement has been reached and the withdrawal of the litigation is anticipated.

On January 16, 2019, The Company through Northway Mining, LLC, borrowed $45,000 from Grand Capital Funding, under daily payments starting on January 7, 2019. The Company failed to make certain payments on time. As a result, on February 20, 2019, Grand Capital filed a lawsuit against the Company demanding payment of the loan in addition to default charges.  A settlement has been reached and the litigation is expected to be resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate,” or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial restated statements, as of September 30, 2018, we had an accumulated deficit totaling $2,812,030. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Florida on July 29, 2013. The Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. Beginning on January 1, 2018 the Company wound down and discontinued its operations pertaining to the manufacture and distribution of cigars. Effective at the same date, the Company began the process of re-focusing its operations to become a holding company wherein its primary focus would be to own and operate subsidiary companies in the cryptocurrency business, principally companies either engaged in cryptocurrency mining directly, data center operations for cryptomining, or the development of proprietary products and services for the cryptocurrency business sector itself. The Company is confident that it will be able to implement its new focus and strategy in the fourth quarter of 2018.

On August 1, 2018 the Company had entered into an agreement (the "Acquisition Agreement") to acquire the majority ownership interest of Northway Mining, LLC., a New York limited liability company, located at 707 Flats Road, Athens, New York. Based on the Acquisition Agreement, the Company was granted by the membership a fifty-five percent (55%) ownership in Northway, free and clear of all encumbrances, liens and other obligations, and the remaining forty-five percent (45%) shall remain owned by the previous members. As a result of the Company acquiring the Northway ownership interest, Northway is a majority-owned subsidiary of the Company.

Results of Operations

Three Months Ended September 30, 2018 Compared to September 30, 2017

For the three months ended September 30, 2018, we had $185,869 in revenues and $145,428 in cost of goods sold compared to $0 and $0, respectively, for the same period one year earlier. For the three months ended September 30, 2018, our total operating expenses were $ 491,819 as compared to $46,977 for the three months ended September 30, 2017. For the three months ended September 30, 2018, we incurred $484,085 for other general and administrative expenses, compared to $46,446 of general administrative expenses for discontinued operations for the same period in 2017 due to change in control and acquisition of Northway Mining.

For the three months ended September 30, 2018, we had $331,270 in interest expense compared to $19,012 for the same period one year earlier. For the three months ended September 30, 2018, we had $1,101,759 increase in fair value of derivative liability and a $370,306 decrease for the same period one year earlier. For the three months ended September 30, 2018 we had $1,409,311 in beneficial conversion feature and derivative interest compared to $0 for the same period one year earlier. For the three months ended September 30, 2018 we had $250 in subscription receivable write off, compared to $0 as for the same period one year earlier. For the three months ended September 30, 2018 we had a $26,028 loss on cryptocurrency compared to $0 as for the same period one year earlier. For the three months ended September 30, 2018 we had a net loss of $936,853 compared to $436,295 for the same period one year earlier.

Nine Months Ended September 30, 2018 Compared to September 30, 2017

For the nine months ended September 30, 2018, we had $185,869 in revenues and $145,428 in cost of goods sold compared to $4,606 and $2,382, respectively, for the same period one year earlier from discontinued operations. For the nine months ended September 30, 2018, our total operating expenses was $545,767 as compared to $314,575 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we incurred $538,033 for other general and administrative expenses, compared to $238,109 for the same period in 2017. The changes in these categories and the reduction in total operating expenses were due to the wind down and discontinuation of the prior cigar business. Northway Mining, LLC, otherwise has increased revenues and expenses as well.

For the nine months ended September 30, 2018, we had $680,413 in interest expenses compared to $27,278 for the same period one year earlier. For the nine months ended September 30, 2018, we had an $8,398,544 increase in fair value of derivative liability and a decrease of $443,917 for the same period one year earlier. For the nine months ended September 30, 2018 we had $498 in Fixed Asset Write-off and $0 for the same period one year earlier. For the nine months ended September 30, 2018 we had $5,091,530 in Beneficial conversion feature and derivative interest compared to $0 for the same period one year earlier. For the nine months ended September 30, 2018 we had a $26,028 loss on cryptocurrency compared to $0 as for the same period one year earlier. For the nine months ended September 30, 2018 we had a $137,054 gain on extinguishment of debt compared to $0 as for the same period one year earlier. For the nine months ended September 30, 2018 we had a net income (loss) of $2,410,929 compared to ($785,770) for the same period one year earlier.

Liquidity and Capital Resources

As of September 30, 2018, our cash balance was $235,843 as compared to $0 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

The Company must raise additional funds in order to fund our continuing operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Operating Activities

During the nine months ended September 30, 2018, the Company used cash in the amount of $132,617 in operating activities, compared to $250,550 over the same period in 2017.

Investing Activities

During the nine months ended September 30, 2018, the Company used cash in the amount of $633,567 in investing activities, compared to $0 over the same period in 2017. Acquisition of building and equipment for the business operation of Northway Mining, LLC, required such investments.

Financing Activities

During the nine months ended September 30, 2018, $1,002,027 in net cash was provided to the Company from its financing activities, compared to $246,290 over the same period in 2017.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. Thus, the results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes, other than the acquisition of Northway Mining, LLC, in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The acquisition of a majority interest in Northway Mining, LLC, was supervised by Northway’s top officer, based on permanent overseen over all transactions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Northway Mining, LLC was served on September 17, 2018, in connection with a foreclosure action against CSX4236 Motorcycle Salvage LLC, initiated by Premier Properties, Inc, in the Supreme Court of the State of New York, County of Greene No. 18-0825. The Company’s positions is that this action is totally without merit under the terms of the purchase contract. As of the date of this filing, the litigation remains open.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2018 the Company issued 37,000,000 common stock shares, $0,0001 par value per share converting 37,000 shares of the 1,000,000 Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

On July 6, 2018 the Company issued 10,000,000 common stock restricted shares, $0.0001 par value per share, converting 10,000 shares of the 963,000 Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

On July 6, 2018 the Company issued 1,715,961 shares of common stock value at the conversion price of $0.3897. The shares were issued to convert $59,200 of the principal amount and $7,671 interest of the Note dated as of March 24, 2017, to Eagle Equities LLC.

On August 3, 2018 the Company issued 2,298,212 shares of common stock value at the conversion price of $0.04134. The shares were issued to convert $92,621 of principal, interest including penalty charge of the Note dated as of March 27, 2017, to D&D Capital, Inc.

On August 6, 2018 the Company issued 150,000 common stock restricted shares, $0.0001 par value per share, to each of three persons, 150,000 shares total, for services rendered.

On September 12, 2018 the Company issued 812,000 shares of common stock at the conversion price of $0.04134. The shares were issued to convert $44,016 of principal amount and $4,704 of interest, on the Note dated as of March 27, 2017, to Crown Bridge Partners LLC.

On September 12, 2018 the Company issued 2,450,000 shares of common stock at the conversion price of $0.04134. The shares were issued to convert $101,283 of principal amount, on the Note dated as of March 27, 2017, to S&E Capital, Inc.

On September 28, 2018 the Company issued 619,277 shares of common stock at the conversion price of $0.05023. The shares were issued to convert $27,860 of principal amount and $3,246 of interest, on the Note dated as of May 15, 2017 to M Svorai Investment, Inc.

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

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINING POWER GROUP, INC.

(Registrant)

Dated: March 13, 2019

By:/s/ Dror Svorai

Dror Svorai

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

