Form 10-K
period 2018-12-31
CANNA Corp
filed 2019-06-17
CIK 1582962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ____________ _

333-199452
Commission file number

Canna Corporation (formerly Mining Power Group, Inc.)
(Exact name of registrant as specified in its charter)

Colorado		46-3289369
State or other jurisdiction of incorporation or organization		(IRS Employer ID Number)

20200 Dixie Highway, Suite 906, Miami FL. 33180
(Address of principal executive offices)

(800) 304-2657
(Registrant’s Telephone number)

18851 NE 29th Avenue, Suite 700. Aventura, FL. 33180
(Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[]	No	[x]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[x]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[x ]

		Emerging growth company	[ x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[x ]

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2018 computed by reference to the fixed price $ 0.275 as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2018, was $1,858,506.

As of June 13, 2019 there were 226,965,896 shares of the registrant’s common stock issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward looking statement(s). Canna Corporation (formerly Mining Power Group, Inc.) (the “Company” or its OTC Pink Sheet stock symbol “MPGR”) desires to take advantage of the safe harbor provisions of the Act.

In addition, representatives of the Company, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company’s securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act. The Company’s policies are in compliance with Regulation FD.

It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the data center industry as a whole. Specific risk factors may also be communicated at the time forward-looking statements are made. The following additional factors could affect the Company’s actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements.

These statements can be identified by the fact that they do not relate strictly to historical or current facts. Such statements include information regarding our current beliefs, plans and expectations, including, statements regarding our future revenues, the timing and entry into new license agreements and other arrangements, partnerships and transactions in accordance with our strategy, the timing of the development of and markets for our technologies and the outcome of current legal proceedings. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “forecast,” “believe,” “continue to,” “work to,” variations of any such words or similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are subject to risks and uncertainties. Actual outcomes could differ materially from those expressed in or anticipated by such forward-looking statements due to a variety of factors, including, without limitation, the risks and uncertainties detailed in Part I, Item 1A. “Risk Factors,” in this company’s Annual Report on Form 10-K and in MPGR’s other filings made from time to time with the SEC (copies of which may be obtained through the Investors section of this website under “SEC Filings”).

We undertake no duty to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by applicable law, regulation or other competent legal authority.

Although there are no guarantees about the stock market or Canna Corporation common stock, before you invest in any security, you can help protect yourself by being an educated investor. If you are interested in MPGR stock, we recommend that, at a minimum, you read the company’s latest proxy statement, annual report and SEC Forms 10-K, 10-Q and 8-K for the past year. It is also advisable to learn more about MPGR and its industry through a variety of public materials. The Company’s recent annual reports, 10-K and 10-Q reports and other materials are accessible through this website. Other materials the Company has filed with the SEC are available at: https://www.otcmarkets.com/stock/MPGR/security.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Canna Corporation (formerly Mining Power Group, Inc),” “Northway Mining” or the “Company” are to Canna Corporation.

CORPORATE OVERVIEW AND HISTORY OF CANNA CORPORATION (FORMERLY MINING POWER GROUP, INC.)

We were incorporated on July 29, 2013 under the laws of the state of Florida. Originally Rich Cigars, Inc. was established to manufacture and distribute cigars under the Rich Cigars brand name. The Company continually sought to create cigars that appealed to aficionados of high-quality, hand-rolled, premium cigars. One of the founders, Alfred Rushing, has been involved with the cigar industry for more than 20 years. The Company intended to introduce new styles of premium cigars, contracted with a Nicaraguan supplier for the manufacture of hand rolled cigars, which would be distributed and sold principally in the U.S. However, as the consolidated financial statements of the Company for fiscal year 2017 demonstrated, the Company has not been successful in generating adequate revenues in order to generate a net profit or a positive cashflow.

As the result of a change of control of the Company on November 27, 2017, it was decided to wind down the cigar business over the following months and have the Company enter into new, unrelated business areas. Until the new business strategies are ready for implementation, and a new management team engaged, Richard Davis, sole officer and director of the Company, was retained on an interim basis.

On May 10, 2018, Yaniv Nahon assumed the CEO position and Richard Davis resigned. On July 31, 2018, Dror Svorai, controlling shareholder assumed the CEO position from Yaniv Nahon and Yaniv Nahon resigned.

As a result of the change in business, the Company redomiciled from Florida to Colorado and in doing so, changed its name to “Intercontinental Technology, Inc.” Under advice of counsel, on December 26, 2017, the Company, re-domiciled to Delaware under the terms and conditions of a Section 251(g) reorganization under Delaware General Corporation law (the “Reorganization”), and future adjusted its name to “First Intercontinental Technology, Inc.” due the unavailability of the name “Intercontinental Technology, Inc.” in the State of Delaware. The Reorganization was subsequently annulled and vitiated by the Company in February 2018, and the Company returned to Colorado under the name “Mining Power Group, Inc.” and filed amended and restated Articles of Incorporation (collectively, the “February Corporate Changes”). The February Corporate Changes were filed with the Securities and Exchange Commission on Form 8-K on February 26, 2018.

On February 2018, the Company announced that it would enter into cryptomining business. “Cryptomining” is the fundamental methodology of earning and/or creating digital currencies such as Bitcoin, Litecoin and others, through the use of dedicated, specialized mining machines that perform complex mathematical functions to mine a cryptocurrency and also process cryptocurrency transactions. These machines operate 24-hours per day, 7-days per week within mining-dedicated, temperature-controlled server centers that provide complete end-to-end technical and other support for “peace of mind” and uninterrupted operation.

As a result of this change, the Company renamed itself “Mining Power Group, Inc.” to accentuate the strategy. At the time of this filing 2018 on Form 10-K, the Company is exploring additional revenue-generating opportunities.

As the Company entered 2018, its legacy cigar business was discontinued as it focused its efforts in the new areas with its remaining inventory being liquidated.

On August 1, 2018, the Company entered into an acquisition agreement (the “Acquisition Agreement”) to acquire the majority ownership interest of Northway Mining, LLC (“Northway”). a New York limited liability company, located at 707 Flats Road, Athens, New York. Northway is a cryptomining data center hosting third-party owned and operated cryptomining machines within its 5000 square feet facility. It currently is hosting several hundred machines in its facilities at 2 Flint Mine Rd., under individual service agreements with third-party machine owners.

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

On April 4, 2019, the Company effected a name change in the State of Colorado from Mining Power Group, Inc. to “Canna Corporation” in preparation for a refocus of its business plan.  Similarly, the name change was filed in the State of Florida, where the Company’s headquarters are located.

EMPLOYEES

During 2018, the Company had up to three consultants including our current officer and sole director Dror Svorai, under hourly oral consulting agreements. The existing personnel in Northway Mining, LLC., was laid-off and there are no employees at this time.

Other than the current officer and director, the Company does not have a written employment agreement with its officer and director at this time.

Our officer and director is responsible for planning, development and operational duties. The Company has no intention of hiring additional employees until it has sufficient, reliable revenue from our operations or supplemental third-party financing to support its new business direction.

REPORT TO SECURITIES HOLDERS

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

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS.

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO CANNA CORPORATION’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; CANNA CORPORATION’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF CANNA CORPORATION’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. CANNA CORPORATION IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

OUR MANAGEMENT TEAM HAS A LIMITED OPERATING HISTORY

There can be no assurance that our management will be successful in its attempts to implement the our business plan, build the corporate infrastructure required to support operations at the levels called for by our business plan or that we will generate sufficient revenues to meet expenses or to achieve or maintain profitability. We will encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

·	Obtain sufficient working capital to support our establishment and expansion;
·	Find and realize the asset management opportunities required to generate revenue;
·	Maintain adequate control of our expenses allowing us to realize anticipated income growth; and
·	Anticipate and adapt to changing conditions in the tobacco products industry resulting from changes in government
·	regulations, mergers and acquisitions involving our competitors, technological developments and other significant
·	competitive and market dynamics.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL AND STATE SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Members of our management team have limited experience managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in achieving either the effectiveness of a registration statement relating to the Securities being sold in this Offering or the development of an active and liquid trading market for our common stock.

WE ARE SUBJECT TO INTENSE COMPETITION

The Company operates in a highly competitive environment, in the United States and if the case may be, internationally. The data-center industry is characterized by intense competition, based primarily on energy availability, credit availability, price, reliability of permanent operation, ability to tailor specific solutions to customer needs, safety, security measures, service and support.

Weakness in demand, especially due to the fall in price on cryptocurrencies intensifies the competitive environment in which the Company operates. The Company competes with a variety of regional, national and international data-centers, some of which have greater financial resources than the Company. The Company also faces competition from companies entering or expanding worldwide installations based on less expensive energy and human resources costs.

OUR PROFIT MARGINS ARE NARROW

As a result of intense price competition in the industry, the Company has narrow gross profit and operating profit margins. These narrow margins magnify the impact on operating results of variations in sales and operating costs. Future gross profit and operating margins may be adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures. In addition, failure to attract new sources of business from expansion of products or services or entry into new markets may adversely affect future gross profit and operating margins.

WE ARE SUBJECT TO A VOLATILE, FLUCTUATING CRYPTOCURRENCY MARKET

After the highs of 2017, which saw the benchmark standard, Bitcoin, surge to $20,000, the world's most valuable cryptocurrency is currently trading close to its lowest point in 16 months. Bitcoin has fallen by almost 80% over the last year.

There have been five major price spikes in Bitcoin's 10-year history, and after each previous crash the market has managed to recover to even higher levels. But the scale of the 2018 losses have left some cryptocurrency experts questioning whether Bitcoin will once again see a market turn-around.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited consolidated financial statements included in this 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities. Based on our financial history since inception, in their report on the consolidated financial statements for the year ended December 31, 2018, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that had decreasing revenue. There is no assurance that any revenue will be realized in the future.

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

If we are not able to obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

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

WE WILL DEPEND UPON MANAGEMENT BUT WE MAY AT TIMES HAVE LIMITED PARTICIPATION OF MANAGEMENT.

Our sole director, Mr. Dror Svorai, is also acting as our sole officer of Canna Corporation, and Mr. Michael Maranda is acting as a sole officer of our subsidiary, Northway Mining. During 2018 Mr. Maranda was accompanied by Mr. Ryan Lehmann as CFO of Northway, but Mr. Lehmann resigned in September 2018. We will be heavily dependent upon Mr. Svorai’s and Mr. Maranda’s skills, talents, and abilities, as well as several consultants, to implement our business plan. It is possible that our officers and consultants may not be able to devote their full-time attention to our business, which may result in a delay in the progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our officers may become, in thier individual capacity, officers, directors, controlling shareholders and/or partner sof other entities engaged in a variety of businesses. Thus, our officers may have potential conflicts including their time and efforts involved in participation with other business entities.

We do not know of any reason other than outside business interests that would prevent our officers from devoting full-time to our Company, when the business may demand such full-time participation.

WE WILL BE DEPENDENT UPON KEY PERSONNEL FOR THE FORESEEABLE FUTURE.

We will be dependent on several key members of its management and operations teams for the foreseeable future. In particular, we have been and remain dependent on Dror Svorai as our President. The loss of his services could have a material adverse effect on our operations and prospects. At this time, we have no employment agreements with any individuals, though it is contemplated that the Company may in the future enter into such agreements with certain of its key employees on terms and conditions usual and customary for its industry. We do not currently have any "key man" life insurance on any employees or our officer.

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

A SHORTAGE IN THE SUPPLY OF KEY DIRECT COST COMPONENTS AND SERVICES COULD INCREASE OUR COSTS OR ADVERSELY AFFECT OUR SALES AND REVENUES.

Going forward, all of our direct cost components and services are obtained from third-party suppliers. Shortages in energy supply or price increases, or difficulties on purchasing materials used in the mining equipment could result in materially higher prices or adversely affect our ability to have our services rendered.

Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers.

Our inability to obtain adequate energy in a timely manner or a material increase in the price of energy could have a material adverse effect on our business, financial condition and results of operations.

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

A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

Our common stock has been quoted on the OTC Pink since November 16, 2016, under the symbol “MPGR.” There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

OUR SHARES ARE THINLY TRADED.

The shares of our common stock may continue to be thinly-traded on the OTC Markets under the symbol MPGR, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

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

Because of the limited trading market for our common stock and because of the possible price volatility, shareholders may not be able to sell their shares of common stock when desired. The inability to sell common stock in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of our price volatility. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;
•	Loss of a key relationship or failure to complete significant transactions;
•	Additions or departures of key personnel; and
•	Fluctuations in stock market price and volume.

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

OUR NEW INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF PURCHASERS’ INVESTMENTS.

Our present shareholders have acquired their securities at a cost that may be significantly less than that which future investors will pay for their stock holdings, or at which future purchasers in the market may pay. Therefore, new investors may bear most of the risk of loss.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

Property located at 707 Flats Road, Coxsackie, Greene County, New York. Map No. 87.00-4-22. The property includes, residence, accessory building, septic systems, wells, piping, all land, water streets and roads annexed to and on all sides of the property, which was acquired by Northway Mining, LLC in 2018 in the amount of $134,900, with a mortgage in same value.

Property located at 2 Flint Mine Road, Coxsackie, Greene County, New York. Map No. 71.00-1-3.112 / 71.00-1-20, Swis code 192889. The property includes buildings, all land, streets and roads annexed to and on all sides of the property described as follows. The property was acquired by Northway Mining, LLC in 2018 for a price of $950,000 recognizing a mortgage of $600,000.

OIL AND GAS.

None.

PATENTS.

None.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2018 the Company was involved in one litigation that we believe could have a material adverse effect on our financial condition or results of operations, the action was filed by Salcido Enterprises LLC, Index No. 18-01082 at the Supreme Court of the State of New York, County of Greene, on January 10, 2019 the Company received from the Plaintiff the Notice of Discontinuance Without Prejudice.

Notwithstanding the foregoing, the following litigations were filed in 2019, before the date’s filing for this 10-K:

Atlas Funding v Northway. The Company accrued a liability of $55,000 based on the Company’s attorney’s assessment. This lawsuit was filed due to default debt.

Northway Mining, LLC vs. Marsan Properties, Inc. vs. Northway Mining, Supreme Court of the State of New York, County of Greene, Case Index No. 2019-269 filed April 11, 2019. The parties agreed to sign a Stipulation of Settlement wherein the debt on the property is refinanced.

Premier Properties, Inc vs CSX4236 and Northway Mining, LLC. Supreme Court of the State of New York, County of Greene, Case Index No. 18-0825, pertaining to foreclosure on property located at 707 Flats Road, Athens, NY. At this time there is an ongoing negotiation with a potential outcome of selling this property and therefore paying off the debt. This property is no longer used by Northway.

Ultegra Financial Partners, Inc vs Northway Mining LLC. District Court of the District of Colorado, was settled in the amount of $680,000 on which the Company paid $30,000 and the remaining amount shall be paid with the sale of some of the Company’s assets, accordingly the Settlement Agreement and Releases executed on February 22, 2019.

9384-2557 Quebec Inc, Minedmap, Inc and Serenity Alpha, LLC - Husk Mining, LLC vs Northway Mining LLC and others. United States District Court for the Eastern District of New York, Case No. 1:19-CV-1994, filed on April 7, 2019. Case involves several causes of action and open-ended claims. Case is pending.

Grand Capital vs. Northway Mining LLC and others. Supreme Court of the State of New York County of Steuben, Index No. E2019-0138CV, filed on February 5, 2019. Claim is for $75,225, case is pending. According to the Company’s attorney’s legal opinion, the Company accrued a liability of $28,000.

We anticipate that we (including current and any future subsidiaries) will, from time to time, become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink. Our common stock was approved for quotation on the OTC Pink on November 16, 2016, under the symbol “RCGR” and currently under the symbol “MPGR.” Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2017	Low	High
First Quarter – ended March 31, 2017	$0.01	$1.58
Second Quarter – ended June 30, 2017	$0.11	$0.71
Third Quarter – ended September 30, 2017	$0.07	$0.68
Fourth Quarter – ended December 31, 2017	$0.02	$0.51

Fiscal 2018	Low	High
First Quarter – ended March 31, 2018	$0.19	$0.72
Second Quarter – ended June 30, 2018	$0.09	$0.36
Third Quarter – ended September 30, 2018	$0.17	$0.31
Fourth Quarter – ended December 31, 2018	$0.04	$0.30

Holders.

As of December 31, 2018, there are approximately 35 record holders of 59,803,654 shares of our common stock, and 1 record holder of 953,000 shares of our Series A Preferred Stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2018 and 2017, we made the following sales of our unregistered shares.

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

EXEMPTION FROM REGISTRATION CLAIMED

The above sale by our Company of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"). The individual that purchased the unregistered securities was a sophisticated investor known to us and our management, through pre-existing business relationships, who were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of our Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks

Forward-Looking Statements and Associated Risks. This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” ”believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of December 31, 2018, we had an accumulated deficit totaling $3,905,831. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

Originally the Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. Effective on January 1, 2018, the Company chose to wind down and discontinue the cigar business over the period of the first quarter 2018 in favor of pursuing on a long-term basis the development and manufacture of its proprietary patent-protected Simple Cork™ line of products, which was also wound down due to heavy capital requirements, and on a short-term basis generating revenues through cryptomining by the purchase of cryptomining machines to be based in data center facilities.

Effective at the same date, the Company began the process of re-focusing its operations to become a holding company wherein its primary focus would be to own and operate subsidiary companies in the cryptocurrency business, principally companies either engaged in cryptocurrency mining directly, data center operations for cryptomining, or the development of proprietary products and services for the cryptocurrency business sector itself. The Company is, now not confident that it will be able to implement its new focus and strategy in 2019.

On August 1, 2018, the Company had entered into an agreement (the "Acquisition Agreement") to acquire the majority ownership interest of Northway Mining, LLC. a New York limited liability company, located at 707 Flats Road, Athens, New York. Based on the Acquisition Agreement, the Company was granted by the membership a fifty-five percent (55%) ownership in Northway, free and clear of all encumbrances, liens and other obligations, and the remaining forty-five percent (45%) remains owned by the previous members. As a result of the Company acquiring the Northway ownership interest, Northway is a majority-owned subsidiary of the Company, which are in the Miami, Florida area, and management intends to conduct our business principally in the U.S.

Results of Operations

For the year ended December 31, 2018, we had $1,075,153 in revenues and $731,530 in Cost of Sales from continuing operations compared to $4,606 in revenues and $2,382 in Cost of Sales from discountinued operations for the year ended December 31, 2017. Operating expenses increased from $357,565 in 2017 from discontinued operations to $1,265,428 from continuing operations in 2018. The reasons of the increase in revenue, cost of goods sold and operating expenses are the change in control, the discontinuance of the cigar business, and the acquisition of Northway Mining, LLC.

Account	Year Ended
	December 31, 2018 - Continuing Operations	December 31, 2017 - Discontinued Operations

Depreciation Expenses	$28,722	$7,226
Bank and Finance Charges	39,914	—
Insurance Expenses	40,399	—
Inventory Obsolescence Expenses	—	24,625
Officers Compensation	47,877	75,520
Rent Expenses	48,689	29,995
Travel Expenses	58,732	45,874
Marketing Expenses	103,115	32,095
Security Related Expenses	138,751	4,591
Bad Debt Expenses	181,003	—
Payroll Expenses	231,655	—
Professional Expenses	247,274	121,808
Various Others	99,298	15,831
Total Operating Expenses	$1,265,428	$357,565

Details of operating expenses for 2018 and 2017 are presented as follows:

Depreciation Expenses increased by $21,496 during the year ended December 31, 2018 compared to the same period in 2017. The reason for such increases was the acquisition of Northway Mining, LLC and the fixed assets involved in that transaction.

Payroll Expenses increased by $231,655 during the year ended December 31, 2018 compared to the same period in 2017. The employess working in Northway Mining until laid-off made such increase.

Bad Debt Expenses increased by $181, 003 during the year ended December 31, 2018 compared to the same period in 2017. The fall in the price of cryptocurrency caused a sensitive default in our clients.

Bank and Finance charges increased by $39,914 during the year ended December 31, 2018 compared to the same period in 2017. One of the reasons for such increase was the activity growth due to Northway Mining, LLC acquisition.

Insurance Expenses increased by $40,399 during the year ended December 31, 2018 compared to the same period in 2017. This is due to the Company obtaining insurance on the the third parties’ cryptomining equipment, pursuant to the service agreements.

Professional Expenses increased by $125,466 during the year ended December 31, 2018 compared to the same period in 2017, due to legal expenses affected by the lawsuits and agreements deployment for the core business.

For the year ended December 31, 2018, we incurred a net income of $1,011,919 from continuing operations compared to a net loss of $4,670,373 from discountinued and continuing operations for the year ended December 31, 2017. During the period ended December 31, 2018, the Company wrote off inventory in the amount of $0 Compared to $24,625 during the year ended December 31, 2017.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $3,905,831 as of December 31, 2018 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of December 31, 2018, our cash balance was $183,347 as compared to $0 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through third party financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the year ended December 31, 2018, the Company used cash in the amount of $444,862 in operating activities, which is an increase of $129,367 over the previous year, $315,495.

Investing Activities

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

Pursuant to the Acquisition Agreement the Company acquired fifty-five percent (55%) of the ownership units of Northway in return for net assets of $299,770 and an investment of $1,100,000 (U.S.) for the purposes of providing working capital and funds to Northway for improvements to, and expansion of, its facilities, and the purchase of 30-acres of flat land and buildings at its Athens, New York address owned by a third party per that separate “Agreement for Purchase of Property between Northway Mining, LLC and CSX4236 Motorcycle Salvage LLC” (the “Land Purchase Agreement”) (the “Acquisition”). Under the terms and conditions of the Acquisition, Northway has amended and restated its New York State limited liability company Operating Agreement under which it is stated that it will maintain its current management.

During 2018, we also acquired $55,464 in Cryptocurrency, and Fixed Assets consisting of vehicles, pods, improvements in the plant, etc. for total cost of $663,663.

The Company had no investing activities for the year ended December 31, 2017.

Financing Activities

During the years ended December 31, 2018 and 2017, the Company entered into the following financing activities:

Convertible Debt:

On July 3, 2018, the Company entered into a convertible note with Eagle Equities LLC. The advance, with a face value of $100,000, bears interest at 8% per annum and is payable on July 3, 2019. The net proceeds received after issuance costs and fees was $96,500.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The advance, with a face value of $300,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $285,000.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The advance, with a face value of $100,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $95,000.

On September 11, 2018, the Company entered into a convertible note with Firstfire Global Opportunities Fund, LLC. The advance, with a face value of $210,000, bears interest at 5% per annum and is payable on July 11, 2018. The note was issued at a $10,000 (“OID”) discount. The net proceeds received after issuance costs and fees was $200,000.

On March 27, 2017, the Company entered into a convertible advance with Crown Bridge Partners, LLC. The agreement provided that the Company may have borrowed up to $675,000. Borrowings under the line bore interest at 8% upon maturity and included a 10% issue discount. The maturity date for each tranche funded was 12 months from the effective date of each tranche. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 45% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. As of December 31, 2017, the Company had drawn a $75,000 credit line, resulting in net proceeds received after discount of $63,750. During the year ended December 31, 2018, the noteholder converted $48,720 of principal and interest into common stock, and transferred the remaining $40,000 to a related party, resulting in a $0 balance owed at December 31, 2018.

On March 24, 2017, the Company entered into a convertible advance with Eagle Equities, LLC. The advance, with a face value of $75,000, bore interest at 8% per annum and was payable on March 24, 2018. The note was issued at a

10% discount, resulting in net proceeds received after issuance costs and fees of $63,750. Additionally, the note wass convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $66,871 of principal and interest into common stock, resulting in a $0 balance owed at December 31, 2018.

On May 30, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bore interest at 12% per annum and was payable on March 5, 2018. The note was issued at a 7% discount, resulting in net proceeds received after issuance costs and fees of $35,000. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $50,858 of principal and interest into common stock, resulting in $0 and $2,387 in principal and interest, respectively, owed at December 31, 2018.

On May 15, 2017, the Company entered into a convertible advance with Kodiak Capital Group, LLC. The agreement provided that the Company may have borrowed up to $337,500. Borrowings under the line bore interest at 8% per annum and included a 10% issue discount. The maturity date for each tranche funded was 12 months from the effective date of each tranche. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. As of December 31, 2017, the Company had drawn a $37,500 credit line, resulting in net proceeds received after discount of $30,000. During the year ended December 31, 2018, the noteholder transferred $37,401 principal and accrued interest to a related party, resulting in a $0 balance owed at December 31, 2018.

On September 27, 2017, the Company entered into a convertible advance with PowerUp Lending Group, LTD. The advance with a face value of $28,000, bore interest at 12% per annum and was payable on July 10, 2018. The note was issued at a 10% discount, resulting in net proceeds received after issuance cost and fees of $25,000. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 58% multiplied by the lowest price of the common shares for the 20 trading days prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $56,000 of principal and interest into common stock, resulting in a $0 balance owed at December 31, 2018.

The conversion formula of each of the above notes created an embedded derivative conversion feature the with values of $2,296,080 and $4,454,993 at December 31, 2018 and 2017, respectively.

Equity Transactions:

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

During the year ended December 31, 2017, the Company received net shareholder contributions of $40,405 and purchased treasury stock for $71,670.

During the year ended December 31, 2017, the Company received net shareholder contributions of $40,405 and purchased treasury stock for $71,670.  We also issued 200,000 shares to contractors for services rendered valued at $20,000.

Transactions with Related Parties:

On February 21, 2018, Crown Bridge Partners LLC, sold part of its potentially dilutive convertible note to D&D Capital, Inc, a related party. Accrued interest related to this advance was $14,257 and $0 at December 31, 2018 and December 31, 2017, respectively, and is included in accrued interest on the Balance Sheets.

During the twelve months ended December 31, 2018, D&D Capital, Inc., exercised the convertible option, resulting in 2,298,212 shares issued; at a price of $0.04 per share issued for $95,008 (including $2,387 in accrued interest).

The remaining balance as of December 31, 2018 is $7,379.

During the three months ended March 31, 2018, Kodiak Capital declared a default of the convertible note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Canna Corporation, reached an agreement with Kodiak Capital to purchase the note.

During the twelve months ended December 31, 2018, S&E Capital, Inc., exercised the convertible option, resulting in 2,450,000 shares issued; at a price of $0.04 per share issued for $101,283 (including default interest).

The remaining balance as of December 31, 2018 was $49,775.

Related party convertible note balance totaled $45,028 (net of unamortized debt discount of $12,126) at December 31, 2018.

Other Related Parties Loans:

The following loans with original principal of $379,401 in the aggregate upon issuance in 2018 bear no interest, are due on demand, and are shown net of $18,874 of current year repayments:

Consultant Capital Group, Inc	$114,528
D&D Capital, Inc	246,000
Total	$360,528

We didn’t engage in any related party debt activities during the year ended December 31, 2017.

Loans Payable:

The Company acquired certain real estate and vehicles, [the unpaid balance is guaranteed by mortgages with a 12 months maturity 5% interest rate, along with a lien and 72 month maturity on the vehicles]. The total mortgage balance with 707 Flats Rd. and Marsan Properties as of December 31, 2018 is $617,400, which is payable in the year 2019. The Company also signed loans agreement with: (i) Ultegra Partner, net proceeds of $339,500, payable in weekly payments of $11,583, (ii) Atlas Advanced, net proceeds of $67,450, payable in working daily payments of $1,216. The 1st Scotia Bank vehicle loan is deferred as follows: (a) within 12 month period: $9,933 (included in the balance sheet as Auto loan, current), and (b) thereafter: $36,017 (included in the balance sheet as Auto loan, non-current) as detailed in the following chart. The interest rate for Community Bank is 5.79%, and 1st Scotia Bank is 7.29%. We received, in aggregate, total proceeds of $406,950 and $217,500 on these loans, and made repayments totaling $124,434 and $0 during the years ended December 31, 2017 and 2018, respectively.

LENDER	CURRENT LIABILITIES	LONG TERM LIABILITIES				TOTAL DEBT
	2019	2020	2021	2022	2023
1st Scotia Bank	$9,933	$9,887	$9,887	$9,887	$6,355	$45,950
707 Flats Rd.	134,900	—	—	—	—	134,900
Marsan Properties	482,500	—	—	—	—	482,500
Ultegra	331,417	—	—	—	—	331,417
Atlas Advanced	61,898	—	—	—	—	61,898
Total:	$1,020,647	$9,887	$9,887	$9,887	$6,355	$1,056,664

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of December 31, 2018 and December 31, 2017, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
				December 31, 2018

Derivative Liabilities	$—	$—	$2,296,080	$2,296,080

	Level 1	Level 2	Level 3	Total
				December 31, 2017

Derivative Liabilities	$—	$—	$4,454,993	$4,454,993

The Company reflects fair value for liabilities using the Black Scholes options pricing model. The following chart lists the estimated fair value of the Company’s financial instruments based on the parameters disclosed in our Notes 5 and 6 hereto:

Lenders	December 31, 2018	December 31, 2017
Power Up Lending Group, Ltd	$8,175	$553,851
Power Up Lending Group, Ltd [2]	—	353,071
Crown Bridge Partners, LLC	—	1,679,176
Kodiak Capital Group, LLC	—	680,625
D&D Capital, Inc	10,032	—
S&E Capital, Inc	89,926	—
Firstfire Global Opportunities Funds, LLC	590,702	—
Eagle Equities	1,597,245	1,188,270
Total:	$2,296,080	$4,454,993

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Canna Corporation

(FORMERLY MINING POWER GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Canna Corporation (formerly Mining Power Group, Inc.)

Miami, FL

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canna Corporation (formerly Mining Power Group, Inc.) (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has working capital and stockholders' equity deficits, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

Farmington, Utah

June 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canna Corporation (formerly known as Mining Power Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Canna Corporation, (formerly known as Mining Power Group, Inc.) (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Canna Corporation
(formerly Mining Power Group, Inc.)
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$183,347	$—
Prepaid expenses	—	4,500
Assets of discontinued operations	—	498
Total current assets	183,347	4,998

Other assets
Property and equipment, net	1,408,490	—
Cryptocurrency	6,189	—
Total other assets	1,414,679	—
Total assets	$1,598,026	$4,998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$58,628	$—
Checks drawn in excess of bank balance	27,793	—
Accrued expenses	5,080	—
Accrued interest	28,595	11,917
Accrued interest - related party	14,798	—
Payroll liabilities	7,707	—
Derivative liability	2,296,080	4,454,993
Convertible notes payable, net of discounts of $418,314 and $190,634	291,686	30,040
Convertible notes payable - related party, net of discounts of $12,126 and $0	45,028	—
Related party loans	360,528	—
Auto loan, current	9,933	—
Loans payable, net of discounts of $180,085 and $0	1,010,714	—
Deferred revenue	275,362	—
Total current liabilities	4,431,932	4,496,950
Long Term Liabilities
Auto loan, non-current	36,017	—
Total Long Term Liabilities	36,017	—
Total liabilities	4,467,949	4,496,950

Commitments and Contingencies
Mezzanine Equity
Series A Convertible Preferred stock; $0.0001 par value; 1,000,000 shares authorized; 953,000 and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	120,300	125,000

Contingent Liabilities	83,000	—

Shareholders’ equity (deficit)
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding	—	—
Common stock: $0.0001 par value: 350,000,000 shares authorized: 59,803,654 and 3,915,769 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	5,980	392
Additional paid-in capital	1,131,837	605,615
Accumulated deficit	(3,905,831)	(5,222,959)
Total Canna Corporation shareholders’ equity (deficit)	(2,768,014)	(4,616,952)
Non-controlling interest	(305,209)	—
Total shareholders’ equity (deficit)	(3,073,223)	(4,616,952)
Total liabilities and shareholders’ equity (deficit)	$1,598,026	$4,998

See accompanying notes to the consolidated financial statements.

Canna Corporation (formerly Mining Power Group, Inc.)
Consolidated Statements of Operations

	Year Ended
	December 31, 2018	December 31, 2017

REVENUES	$1,075,153	$—
COST OF SALES	731,530	—
GROSS PROFIT	343,623	—
General and administrative expenses	1,236,706	—
Depreciation expense	28,722	—
Total operating expense	1,265,428	—
Loss from operations	(921,805)	—
OTHER INCOME (EXPENSES)
Interest expense and amortization of debt discount	(790,803)	(77,539)
Beneficial conversion feature and derivative interest	(5,536,110)	(372,697)
Change in fair value of derivative liability	8,255,968	(3,864,796)
Cryptocurrency impairment	(49,275)	—
Fixed asset write-off	(498)	—
Gain on extinguishment of debt	137,054	—
Gain (loss) on fixed assets	388	—
Contingency loss	(83,000)	—
Total other income (expense)	1,933,724	(4,315,032)
Income (Loss) from continuing operations	1,011,919	(4,315,032)

Income (Loss) from discontinued operations	—	(355,341)

NET INCOME (LOSS)	1,011,919	(4,670,373)

Less: Income (loss) attributable to non-controlling interest	(305,209)	—

Net income (loss) attributable to Canna Corporation shareholders	$1,317,128	$(4,670,373)

Net income (loss) per share applicable to common stockholders – basic (continuing operations)	$0.02	$(1.50)

Net income (loss) per share applicable to common stockholders - basic (discontinued operations)	$(0.00)	$(0.12)

Net income (loss) per share applicable to common stockholders - diluted (continuing operations)	$0.00	$(1.50)

Net income (loss) per share applicable to common stockholders - diluted (discontinued operations)	$0.00	$(0.12)

Weighted average number of common shares outstanding - basic	60,132,861	2,885,798

Weighted average number of common shares outstanding - diluted	1,079,444,970	2,885,798

See accompanying notes to the consolidated financial statements.

Canna Corporation (formerly Mining Power Group, Inc.)
Consolidated Statements of Shareholders' Equity (Deficit)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Deficit

BALANCE, December 31, 2016	2,612,980	262	581,427	(552,586)	—	29,103

Shareholder contributions			65,405			65,405
Return of capital			(25,000)			(25,000)
Treasury shares purchased and cancelled	(1,285,000)	(129)	(71,542)			(71,671)
Issuance of shares for convertible debt	2,387,789	239	35,345			35,584
Issuance of shares for services	200,000	20	19,980			20,000

Net loss				(4,670,373)		(4,670,373)
BALANCE, December 31, 2017	3,915,769	$392	605,615	$(5,222,959)	$—	$(4,616,952)

Cancellation of common shares	(156,000)	(16)	(2,324)			(2,340)
Issuance of common shares for convertible debt	8,393,885	839	407,146			407,985
Issuance of common shares for services	150,000	15				15
Donation of common shares to a not-for-profit organization	500,000	50	121,400			121,450
Issuance of common shares for preferred stock conversion	47,000,000	4,700	—			4,700
Net income (loss)				1,317,128	(305,209)	1,011,919
BALANCE, December 31, 2018	59,803,654	$5,980	1,131,837	$(3,905,831)	$(305,209)	$(3,073,223)

See accompanying notes to the consolidated unaudited financial statements.

Canna Corporation (formerly Mining Power Group, Inc.)
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,011,919	$(4,315,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(8,255,968)	3,864,796
Beneficial conversion feature and derivative interest	5,536,110	372,697
Stock issued for services	15	—
Stock donated	121,450	—
Net loss on fixed assets disposal	110	—
Gain on extinguishment of debt	(137,054)	—
Amortization of debt discount	501,800	62,866
Bad debt expense	181,003	—
Contingency loss	83,000	—
Depreciation and amortization expense	28,722	—
Cryptocurrency impairment	49,275	—
Default penalty interest on convertible notes	218,522	—
Changes in operating assets and liabilities:
Accounts receivable	(181,003)	—
Prepaid expense	(4,617)	—
Accrued interest	40,283	14,673
Accrued interest - related party	14,798
Accounts payable and accrued expenses	63,704	—
Payroll liability	7,707	—
Deferred revenue	275,362	—
Net cash used in operating activities - continuing operations	(444,862)	—
Net cash provided by operating activities - discontinued operations	—	(315,495)
Net cash used in operating activities	(444,862)	(315,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of cryptocurrency	(55,464)
Cash paid for fixed asset acquisitions	(663,663)	—
Net cash used in investing activities - continuing operations	(719,127)	—
Net cash used in investing activities	(719,127)	—
F-7

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of bank balance	27,793	—
Proceeds from preferred share issuance	—	125,000
Proceeds from notes payable	406,950	—
Repayment of notes payable	(121,241)	—
Shareholder contributions	—	65,405
Capital reduction	—	(25,000)
Purchase of treasury stock	—	(71,670)
Proceeds from related party loans	379,401	—
Repayment of related parties loans	(18,874)	—
Repayment of auto loan	(3,193)	—
Proceeds from convertible debt	676,500	217,500
Net cash provided by financing activities - continuing operations	1,347,336	311,235
Net cash provided by financing activities	1,347,336	311,235

NET CHANGE IN CASH	183,347	(4,260)
Cash, beginning of period	—	4,260
Cash, end of period	$183,347	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt and accrued interest into common stock	$407,985	$35,584
Issuance of shares of common stock for conversion of preferred stock	$4,700	$—
Cancellation of common shares	$2,340	$—
Loans issued to acquire fixed assets	$843,705	$—
Derivative liabilities recognized as debt discount	$716,500	$—
Transfer of Kodiak convertible note to S&E convertible note - related parties	$34,084	$—
Net assets acquired in business combination	$299,770	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to the consolidated financial statements.

Canna Corporation

(formerly Mining Power Group, Inc.)

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE l: NATURE OF ORGANIZATION

Canna Corporation (formerly Mining Power Group, Inc.) (the "Company") is a Florida Corporation incorporated on July 29, 2013, and was initially established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company had branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently through Northway Mining, LLC as a data center for third parties’ cryptomining processes located in New York State, in which the Company has a majority interest (55%) acquired on August 1, 2018. Management intends to conduct our business principally in the U.S.

Northway Mining, LLC’s (“NWM”) core business is providing hosting and security services for third parties’ cryptomining processes, including continuous camera recording, night-vision, motion activation, and automatic text notification to onsite staff.

In November 2017, the Company underwent a change in control and became a Colorado corporation. As a result of this change, the Company changed the business name to Intercontinental Technology, Inc. in order to reflect a change in the Company's direction and overall strategy. The Company's strategic direction was to focus on the acquisition, development, and marketing of proprietary patented products that are readily marketable internationally, and at the same time, entering the business of cryptocurrency mining by the ownership of multiple cryptocurrency mining machines.

On December 26, 2017, the Company completed a reorganization. Rich Cigars, Inc., having been renamed to RCGR SUB, Inc., became a direct, wholly-owned subsidiary of a newly formed Delaware corporation, First Intercontinental Technology, Inc. First Intercontinental Technology, Inc. was then considered the parent and is now the public entity. Additionally, another Delaware corporation was formed, Intercontinental Services, Inc. As of the effective date of the merger, all outstanding shares of common stock and preferred stock of Rich Cigars, Inc. were automatically converted into identical shares of common stock or preferred stock in the parent on a one-for-one basis.

On February 16, 2018, the Company's Board of Directors voted to annul and vitiate the series of transactions in Delaware by filing certificates of correction with Delaware's Secretary of State. On February 21, 2018, the Company amended and restated the Articles of incorporation in order to change the Company's name to Mining Power Group, Inc.

On April 4, 2019, the Company effected a name change in the State of Colorado from Mining Power Group, Inc. to “Canna Corporation” in preparation for a refocus of its business plan.  Similarly, the name change was filed in the State of Florida, where the Company’s headquarters are located.

NOTE 2: GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2018, the Company has an accumulated deficit of $3,905,831 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: DISCONTINUED OPERATIONS

On November 27, 2017, the Company entered into a Subscription Agreement with Mr. Dror Svorai, the current CEO of the Company, for the purchase of 1,000,000 shares of restricted Series A Convertible Preferred Supermajority voting stock. Pursuant to this agreement, the Company announced a shift in the strategic focus by which the Company has recognized a cessation of it business operations of Rich Cigars in accordance with Accounting Standards Codification (ASC) 205-20 Discontinued Operations. As such, the historical results of the Company have been classified as discontinued operations. As of the year ended December 31, 2017, assets of discontinued operations consisted of property and equipment of $498. During the year ended December 31, 2018 all property and equipment was written off.

Results of the discontinued operations for the twelve months ended December 31, 2018 and 2017 are as follows:

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017

REVENUES	$—	$4,606
COST OF SALES	—	2,382

GROSS PROFIT	—	2,224
OPERATING EXPENSES
Amortization and depreciation expenses	—	7,226
Marketing expense	—	32,095
Other general and administrative	—	318,244
Total operating expenses	—	357,565
Income (loss) from operations	$—	$(355,341)

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss from operations	$—	$(355,341)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	—	7,226
Stock issued for services	—	20,000
Change in assets and liabilities:
Accounts receivable	—	8
Prepaid expenses	—	12,264
Inventory	—	13,339
Accounts payable and accrued expenses	—	(12,991)
Net cash used in operating activities	$—	$(315,495)

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Canna Corporation (formerly Mining Power Group, Inc.) includes its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of Canna Corporation and its subsidiary Northway Mining, LLC, which are controlled and owned 55% by Canna Corporation.

All of the equity interests in Northway Mining not held by the Company are reflected as non-controlling interests. In the consolidated statements of operations, we allocate net income (loss) attributable to non-controlling interests to arrive at net income (loss) attributable to the Company.

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. The Company has elected a December 31 fiscal year-end.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $183,347 and $0 as of December 31, 2018 and December 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received. As of December 31, 2018, the balances of accounts receivable and allowance for doubtful accounts were $181,003 and $181,003, respectively, resulting in net $0 accounts receivable. During the years ended December 31, 2018 and 2017, the Company incurred bad debt expense of $181,003 and $0, respectively. The Company had no accounts receivable as of December 31, 2017

Cryptocurrencies

The Company receives cryptocurrencies from its customers as a form of payment and converts them into cash in less than 3 months from receipt. The Company accounts for its cryptocurrencies as indefinite-lived intangible assets at historical cost less impairment in accordance with ASC 350 Intangibles - Goodwill and Other. The Company recognized an impairment loss on its cryptocurrencies of $49,275 and $0 during the years ended December 31, 2018 and 2017. As of December 31, 2018 and December 31, 2017, the fair value of cryptocurrencies was $6,189 and $0, respectively.

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

Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. During 2018, the Company acquired $1,507,368 of fixed asests via financing ($843,705 - NOTE 5) or purchase ($663,663). The Company recorded $28,722 of depreciation expense during 2018 and disposed of a vehicle with original cost of $75,581 and accumulated depreciation of $5,425, resulting in net fixed assets of $1,408,490 at December 31, 2018 as follows:

Description	Total Acquisition Cost	Span of Life (years)	Accumulated Depreciation

Real Estate - Land	$102,218	—	$—
Real Estate - Building	982,682	39	968
Improvements	184,167	5	11,676
Pods	95,046	5	5,289
Office Equipment & Furnitures	2,399	5	90
Computer Equipment	8,840	5	543
Vehicles	56,435	5	4,731
TOTAL:	$1,431,787		$23,297

The Company had no fixed assets during the year ended December 31, 2017.

Deferred revenue

The Company recognizes revenue for subscription hosting service sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. As of December 31, 2018 and December 31, 2017, the balances of deferred revenue were $275,362 and $0, respectively.

Loans Payable

The Company acquired certain real estate and vehicles, [the unpaid balance is guaranteed by mortgages with a 12 months maturity 5% interest rate, along with a lien and 72 month maturity on the vehicles]. The total mortgage balance with 707 Flats Rd. and Marsan Properties as of December 31, 2018 is $617,400, which is payable in the year 2019. The Company also signed loans agreement with: (i) Ultegra Partner, net proceeds of $339,500, payable in weekly payments of $11,583, (ii) Atlas Advanced, net proceeds of $67,450, payable in working daily payments of $1,216. The 1st Scotia Bank vehicle loan is deferred as follows: (a) within 12 month period: $9,933 (included in the balance sheet as Auto loan, current), and (b) thereafter: $36,017 (included in the balance sheet as Auto loan, non-current) as detailed in the following chart. The interest rate for Community Bank is 5.79%, and 1st Scotia Bank is 7.29%. The Company received, in aggregate, total proceeds of $406,950 and $217,500 on these loans, and made repayments totaling $124,434 and $0 during the years ended December 31, 2018 and 2017, respectively.

LENDER	CURRENT LIABILITIES	LONG TERM LIABILITIES				TOTAL DEBT
	2019	2020	2021	2022	2023
1st Scotia Bank	$9,933	$9,887	$9,887	$9,887	$6,355	$45,950
707 Flats Rd.	134,900	—	—	—	—	134,900
Marsan Properties	482,500	—	—	—	—	482,500
Ultegra Partner	331,417	—	—	—	—	331,417
Atlas Advanced	61,898	—	—	—	—	61,898
Total:	$1,020,647	$9,887	$9,887	$9,887	$6,355	$1,056,664

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A Beneficial Conversion Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and, further, if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of December 31, 2018 and December 31, 2017, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
				December 31, 2018
Derivative Liability	$—	$—	$2,296,080	$2,296,080

	Level 1	Level 2	Level 3	Total
				December 31, 2017
Derivative Liability	$—	$—	$4,454,993	$4,454,993

The Company reflects the fair value for liabilities using the Black Scholes pricing model. The following chart discloses the estimated fair values for the Company’s derivative financial instruments based on the parameters disclosed in our Notes 5 and 6 hereto:

LENDERS	December 31, 2018	December 31, 2017

Power Up Lending Group, Ltd	$8,175	$353,071
Power Up Lending Group, Ltd [2]	—	553,851
Crown Bridge Partners, LLC	—	1,679,176
Kodiak Capital Group, LLC	—	680,625
D&D Capital, Inc	10,032	—
S&E Capital, Inc	89,926	—
Firstfire Global Opportunities Funds, LLC	590,702	—
Eagle Equities	1,597,245	1,188,270
Total:	$2,296,080	$4,454,993

Derivative Liability Reconciliation
	December 31
	2018	2017
Beginning Balance	$4,454,993	$—
New Derivative Debt	5,536,110	590,197
Debt Converted	560,945
Change in Fair Value	(8,255,968)	3,864,796
Ending Balance	$2,296,080	$4,454,993

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligation.

The adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations, cash flows, shareholders’ equity (deficit), or balance sheets as of the adoption date.

The Company's revenues have been generated primarily through hosting services to third parties. The terms of these agreements generally consist on a deposit and monthly billing cycles covering our services.

For the twelve months ended December 31, 2018, all met the above criteria or in exceptional cases only involvement was to sell to some of the end users at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the revenue on such transactions upon receipt.

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

The Company files income tax returns in the United States, New York and Florida, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed. All of the Company's tax years since inception remain subject to examination by Federal and State jurisdictions.

Earnings Per Share

Basic net income per common share ("Basic EPS'') excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS'') reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. As such, preferred stock and debt convertible into 1,000,000,000 and 18,988,836 shares of common stock, respectively, at December 31, 2017, were excluded from the computation of Diluted EPS for the year then ended.

	December 31,
	2018	2017
Numerator
Net income (loss) applicable to common shareholders	$1,317,128	$(4,670,373)

Denominator
Weighted average common shares outstanding, basic	60,132,861	2,885,798
Convertible preferred stock	953,000,000	--
Convertible promissory notes	66,312,109	--
Weighted average common shares outstanding, diluted	1,079,444,970	2,885,798
Net Income (loss) per share - Basic	$0.02	$(1.62)
Income per shares - Diluted	$0.00	$(1.62)

NOTE 5: NOTES PAYABLE

Convertible Notes Payable

Eagle Equities LLC

During 2018, the Company entered into three notes with Eagle Equities LLC. The notes are convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 day trading period prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 50% instead of 60% while that chill is in effect. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature for each note (See NOTE 4 - Fair Value of Financial Instruments). The notes are summarized as follows:

On July 3, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on July 3, 2019. The net proceeds received after issuance costs and fees was $96,500. Accrued interest at December 31, 2018 totaled $6,549. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31,

2018: dividend yield of zero, 184 days term to maturity, risk free interest rate of 2.56% and annualized volatility of 337%, valued at $322,892. The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $300,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $285,000. Accrued interest at December 31, 2018 totaled $12,471. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2018: dividend yield of zero, 222 days term to maturity, risk free interest rate of 2.56% and annualized volatility of 319%, valued at $956,139. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $95,000. Accrued interest at December 31, 2018 totaled $3,994. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2018: dividend yield of zero, 222 days term to maturity, risk free interest rate of 2.56% and annualized volatility of 319%, valued at $318,214. The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt.

Firstfire Global Opportunity Fund, LLC

On September 11, 2018, the Company entered into a convertible note with Firstfire Global Opportunities Fund, LLC. The note, with a face value of $210,000, bears interest at 5% per annum and was payable on July 11, 2018. The note was issued at a $10,000 (“OID”) discount. The net proceeds received after issuance costs and fees was $195,000. Accrued interest at December 31, 2018 totaled $3,194.

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

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2018: dividend yield of zero, 162 day term to maturity, risk free interest rate of 2.56% and annualized volatility of 355%, valued at $590,702. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

2018 Convertible Notes Payable Summary

	December 31, 2018
Lender	Principal	Unamortized Debt Discount	Net

Firstfire Global Opportunities Fund, LLC	$210,000	$(124,615)	$85,385
Eagle Equities, LLC	500,000	(293,699)	206,301
Total:	$710,000	$(418,314)	$291,686

On March 27, 2017, the Company entered into a convertible advance with Crown Bridge Partners, LLC. The agreement provided that the Company may have borrowed up to $675,000. Borrowings under the line bore interest at 8% upon maturity and included a 10% issue discount. The maturity date for each tranche funded was 12 months from the effective date of each tranche. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. As of December 31, 2017, the Company had drawn a $75,000 credit line, resulting in net proceeds received after discount of $63,750. During the year ended December 31, 2018, the noteholder converted $48,720 of principal and interest into common stock, and transferred the remaining $40,000 to a related party, resulting in a $0 balance owed at December 31, 2018.

On March 24, 2017, the Company entered into a convertible advance with Eagle Equities, LLC. The advance, with a face value of $75,000, bore interest at 8% per annum and was payable on March 24, 2018. The note was issued at a 10% discount, resulting in net proceeds received after issuance costs and fees of $63,750. Additionally, the note wass convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $66,871 of principal and interest into common stock, resulting in a $0 balance owed at December 31, 2018.

On May 30, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bore interest at 12% per annum and was payable on March 5, 2018. The note was issued at a 7% discount, resulting in net proceeds received after issuance costs and fees of $35,000. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $50,858 of principal and interest into common stock, resulting in $0 and $2,387 in principal and interest, respectively, owed at December 31, 2018.

On May 15, 2017, the Company entered into a convertible advance with Kodiak Capital Group, LLC. The agreement provided that the Company may have borrowed up to $337,500. Borrowings under the line bore interest at 8% per annum and included a 10% issue discount. The maturity date for each tranche funded was 12 months from the effective date of each tranche. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 55% multiplied by the lowest price of the common shares for the 20 trading prior to which the Notice of Conversion was received. As of December 31, 2017, the Company had drawn a $37,500 credit line, resulting in net proceeds received after discount of $30,000. During 2018, Kodiak Capital declared a default of the convertible note payable to them, thereby invoking 22% retroactive interest and a penalty of $2,000 per day for non-delivery of the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note). On February 15, 2018, S&E Capital, LLC, a related party to Canna Corporation reached an agreement with Kodiak Capital to purchase the note (see NOTE 6). The new S&E note extended the maturity date to October 15, 2018, reduced the interest rate from 22% back to 8%, and included a revised conversion rate of 75% of the average of the three lowest trading prices during the 50 days prior to receiving the Notice of Conversion. As a result of the significant modifications to the original terms, the transaction was deemed to be a debt extinguishment and issuance of new debt. The extinguishment of the Kodiak note resulted in a gain of $137,054.

During the year ended December 31, 2018, the noteholder transferred $37,401 principal and accrued interest to a related party (see NOTE 6), resulting in a $0 balance owed at December 31, 2018.

On September 27, 2017, the Company entered into a convertible advance with PowerUp Lending Group, LTD. The advance with a face value of $28,000, bore interest at 12% per annum and was payable on July 10, 2018. The note was issued at a 10% discount, resulting in net proceeds received after issuance cost and fees of $25,000. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 58% multiplied by the lowest price of the common shares for the 15 trading days prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $56,000 of principal and interest into common stock, resulting in a $0 balance owed at December 31, 2018.

Debt discount amortization on the convertible notes totaled $418,314 and $62,866 during the years ended December 31,2018 and 2017, respectively. At December 31, 2017, the Company had $30,040 (net of $190,634 unamortized debt discount) of convertible loans issued and outstanding. These loans, along with interest and default interest for total aggregate balance of $211,694, were subsequently converted during 2018 at an average price of $.06 for 3,645,673 shares of the Company’s common stock (NOTE 7). The conversion formula of each of the above notes created an embedded derivative conversion feature the with values of $2,296,080 and $4,454,993 at December 31, 2018 and 2017, respectively.

Loans Payable

LENDER	LOAN AMOUNT	NET OF PROCEEDS	BALANCE AS OF DECEMBER 31, 2018	DEBT DISC. & ORIGIN. FEES	INT RATE	TERMS OF PAYMENT	NET BALANCE AS OF DEC. 31, 2018
Ultegra Financial Partners (1)	$486,500	$339,500	$474,917	$143,500	84.98%	Weekly-42 weeks	$331,417
Atlas Advanced Funding (1)	109,425	67,450	98,482	36,585	332.38%	Daily-90 days	61,898
707 Flats Road (2)	134,900	—	134,900		—	180 days	134,900
Marsan Properties (2)	600,000	—	482,500		5%	12 months	482,500
TOTAL:							$1,010,714

During the year ended December 31, 2018, the Company engaged in the following loan activity:

(1)	The Company recognized $55,612 in debt discount amortization on these loans during 2018.
(2)	Proceeds totaling $734,900 used to finance fixed assets, plus guarantees, for total fixed asset financing of $843,705 (NOTE 4 Property and Equipment).

NOTE 6: RELATED PARTY LOANS

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its convertible note to D&D Capital, Inc, a related party. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2018 dividend yield of zero, 86 days term to maturity, risk free interest rate of 2.45% and annualized volatility of 456%, valued at $10,032. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. (See NOTE 4 Fair Value of Financial Instruments)

During 2018, D&D Capital, Inc. exercised the convertible option, resulting in 2,298,212 shares issued at a price of $0.04 per share issued for $95,008 (including $2,387 in accrued interest) (See NOTE 7 Equity)

The remaining principal and interest balances as of December 31, 2018 were $7,379 and $541, respectively.

On February 15, 2018, S&E Capital, LLC, a related party to Canna Corporation, reached an agreement with Kodiak Capital to purchase the Kodiak note and interest totaling approximately $140,000. The newly-issued S&E note extended the maturity date to October 15, 2018, carried an interest rate of 8%, and included a conversion rate of 75% of the average of the three lowest trading prices during the 50 days prior to receiving the Notice of Conversion. During 2018, S&E Capital, Inc. exercised the convertible option, resulting in 2,450,000 shares issued; at a price of $0.04 per share issued for $101,283 (including $116,974 in default interest).

The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of December 31, 2018 dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $89,926. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

The remaining principal and interest balances as of December 31, 2018 were $49,775 and $14,257, respectively.

There was debt discount amortization of $27,874 on these notes during 2018, resulting in unamortized debt discount of $12,126 and net convertible notes - related party balance of $45,028 at December 31, 2018. Total accrued interest - related parties was $14,798 at December 31, 2018.

Other Related Party Loans

The following are related party loans with original principal of $379,401 in the aggregate upon issuance during 2018 bear no interest, are due on demand, and are shown net of $18,874 in current year repayments:

Consultant Capital Group, Inc	$114,528
D&D Capital, Inc	246,000
Total	$360,528

The Company did not engage in any related party note activities during 2017.

NOTE 7: EQUITY

During January and July 2017, the Company issued 200,000 shares of common stock valued at $20,000 to an unrelated entity in exchange for consulting services performed for the Company.

In December 2017, the Company repurchased and immediately cancelled 1,285,000 shares of the Company's outstanding common shares for $71,670.

During the year ended December 31, 2017, the conversion options of the debt discussed in NOTE 5 were exercised. 2,387,789 shares of the Company’s common stock was issued for $32,827 in principal and $2,757 in accrued interest. During the period ended December 31, 2017, the Company’s shareholders contributed $65,405 to the business to be used in the Company’s normal operating activities. Also during 2017, $25,000 in contributed capital was returned to the CEO.

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

On January 4, 2018 Power Up cancelled a conversion of $2,340 or 156,000 shares of common stock.

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

On March 6, 2018 the Company issued 109,569 shares of common stock valued at the conversion price of $0.18. The shares were issued to convert $16,928 of the principal amount and $2,280 of accrued and unpaid interest of the Note dated as of May 30, 2017 to Power Up Lending Group Ltd.

On April 25, 2018 the Company issued 45,000 shares of common stock value at the conversion price of $0.08. The shares were issued to convert $3,510 of the principal amount of the Note dated as of May 30, 2017, to Power Up Lending Group Ltd.

On April 25, 2018 the Company issued 187,533 shares of common stock value at the conversion price of $0.08. The shares were issued to convert $14,140 of the principal amount of the Note dated as of September 27, 2017, to Power Up Lending Group Ltd.

On May 3, 2018 the Company issued 2,500,000 shares of common stock at $0.0001 par value to Shelby White, which were subsequently cancelled in July 2018.

On July 6, 2018 the Company issued 1,715,961 shares of common stock at the conversion price of $0.04. The shares were issued to convert $59,200 of principal amount and $7,670 of interest, on the Note dated as of March 24, 2017, to Eagle Equities, LLC.

On July 7, 2018 the Company issued 10,000,000 common stock restricted shares, $ 0.0001 par value per share, converting 10,000 shares of the one million (1,000,000) Series A Preferred Stock.

On August 3, 2018 the Company issued 2,298,212 shares of common stock at the conversion price of $0.04. The shares were issued to convert $ 95,008; $92,621 of principal amount and $2,387 of interest, on the Note dated as of March 27, 2017, to D&D Capital, Inc.

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

On September 12, 2018 the Company issued 2,450,000 shares of common stock at the conversion price of $0.04. The shares were issued to convert $101,283 of principal amount, on the Note dated as of March 27, 2017, to S&E Capital, Inc.

On September 28, 2018 the Company issued 619,277 shares of common stock at the conversion price of $0.05. The shares were issued to convert $27,860 of principal amount and $3,246 of interest, on the note dated May 15, 2017 to M Svorai Investment, Inc.

On September 30, 2018 the Company donated 500,000 of the Company restricted common stock to Triton Fund, at a cost basis per share of $0.24 based on the OTC Market closing Price of October 15, 2018, for total donation expense of $121,450.

NOTE 8: COMMITMENTS AND CONTINGENCIES;

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2018, the Company is aware of the $83,000 in contingent liabilities as per the lawsuit initiated against the Company disclosed in Subsequent Events, that should be reflected in the accompanying consolidated financial statements.

NOTE 9: ACQUISITION NORTHWAY MINING,LLC

On August 1, 2018, the Company entered into an acquisition agreement (the “Acquisition Agreement”) to acquire the majority ownership interest of Northway Mining, LLC (“Northway”), a New York limited liability company, located at 707 Flats Road, Athens, New York. Northway is a cryptomining data center hosting third-party owned and operated cryptomining machines within its 5000 square feet facility. It currently is hosting few hundred machines in its facilities at 2 Flint Mine under individual service agreements with third-party machine owners.

List of assets acquired and assigned value:

DATES		DESCRIPTION	TOTAL ACQ COST	NET VALUE
ACQUISITION	SERVICE
07/31/18	07/31/18	Pods	$22,003	$22,003
07/31/18	07/31/18	Real Estate 707 Flats Rd. - Land	50,588	50,588
07/31/18	07/31/18	Real Estate 707 Flats Rd. - Land	84,313	84,313
07/31/18	07/31/18	Improvements	79,650	79,650
07/09/18	07/31/18	Office Equipments & Furnitures	283	283
07/24/18	07/31/18	Vehicles	62,935	62,935
TOTAL:			299,770	299,770

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

NOTE 10: INCOME TAXES

The components of deferred taxes are as follows:

	December 31, 2018	December 31, 2017
Deferred income tax assets:
Operating loss carryforwards	$(701,702)	$(228,702)
Less: Valuation allowance	701,702	228,702
	$—	$—

The components of income tax benefit for the periods ended are as follows:

	December 31, 2018	December 31, 2017

Current tax benefit	$(473,000)	$(102,260)
Change in valuation allowance	473,000	102,260
Income tax provision	$—	$—

At December 31, 2018 and 2017, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income. The Company calculates the valuation allowance using a Federal Income rate of 21% and a State Income rate of 3.6%.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

As of December 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

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

The Company is subject to taxation in the United States and various state jurisdictions. As of December 31, 2018, the Company’s tax years for 2014, 2015, 2016 and 2017 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2013.

NOTE 11: SUBSEQUENT EVENTS AFTER DECEMBER 31, 2018

The Company has evaluated subsequent events that occurred through the date of the filing of the Company's 2018 Form 10-K and has determined there are subsequent events as the following:

Name Change

On April 4, 2019, the Company effected a name change in the State of Colorado from Mining Power Group, Inc. to “Canna Corporation” in preparation for a refocus of its business plan.  Similarly, the name change was filed in the State of Florida, where the Company’s headquarters are located.

Lawsuits

Salcido Enterprises LLC, v Northway. Supreme Court of the State of New York, County of Greene, Case Index No. 18-01082, filed January 10, 2019. Case was dismissed against the Company by the court without prejudice.

Atlas Funding v Northway. The Company accrued a liability of $55,000 based on the Company’s attorney’s assessment. This lawsuit was filed due to default debt.

Northway Mining, LLC vs. Marsan Properties, Inc. vs. Northway Mining, Supreme Court of the State of New York, County of Greene, Case Index No. 2019-269 filed April 11, 2019. The parties agreed to sign a Stipulation of Settlement wherein the debt on the property is refinanced..

Premier Properties, Inc vs CSX4236 and Northway Mining, LLC. Supreme Court of the State of New York, County of Greene, Case Index No. 18-0825, pertaining to foreclosure on property located at 707 Flats Road, Athens, NY. At this time there is an ongoing negotiation with a potential outcome of selling this property and therefore paying off the debt. This property is no longer used by Northway.

Ultegra Financial Partners, Inc vs Northway Mining LLC. District Court of the District of Colorado, was settled in the amount of $680,000 on which the Company paid $30,000 and the remaining amount shall be paid with the sale of some of the Company’s assets, accordingly the Settlement Agreement and Releases executed on February 22, 2019.

9384-2557 Quebec Inc, Minedmap, Inc and Serenity Alpha, LLC - Husk Mining, LLC vs Northway Mining LLC and others. United States District Court for the Eastern District of New York, Case No. 1:19-CV-1994, filed on April 7, 2019. Case involves several causes of action and open-ended claims. Case is pending.

Grand Capital vs. Northway Mining LLC and others. Supreme Court of the State of New York County of Steuben, Index No. E2019-0138CV, filed on February 5, 2019. Claim is for $75,225, case is pending. According to the Company’s attorney’s legal opinion, the Company accrued a liability of $28,000.

Issuance of Common Stock and Preferred Series A Conversions

On January 28, 2019 the Company issued 60,000,000 shares of common stock to Mr. Dror Svorai, for conversion of 60,000 Preferred A Stock shares.

On February 1, 2019 the Company issued 3,000,000 to Mr. Gary Berlly,

On January 16, 2019 Firstfire Global Opportunities Fund, LLC, declare default in the amount of $100,000 and then sold all of its potentially dilutive convertible note in the amount of $310,000 to Back Nine Capital, LLC, Mr. Gary Berlly, One Investment Capital, Inc and Sign N Drive Auto Mall, Inc, and each of them purchased $52,500 of the updated value of the note. Between February 22 and February 23, 2019 each of the new holders converted $39,000 on each of their respective $52,500, into 3,000,000 shares of common stock at a value of $0.01300 per share, totaling then 12,000,000 shares of common stock at the above indicated value per share.

On January 22, 2019 Eagle Equities LLC, declare default in the amount of $32,107.68 and the note issued as of July 3, 2018 $100,000 and then sold all of its potentially dilutive convertible note included default and interest of $7,892.32 in the amount of $140,000 to M Svorai Investments, Inc, a related party. On February 2, 2019 M Svorai Investments, Inc, a related party, converted $140,000 in 5,162,242 shares of common stock at the value of $0.02712 per share.

On March 15, 2019 the Company issued 40,000,000 shares of common stock to Mr. Dror Svorai, for conversion of 40,000 Preferred A Stock shares.

On March 22, 2019 the Company issued 50,000,000 shares of common stock to Mr. Dror Svorai, for conversion of 50,000 Preferred A Stock shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 20, 2019, the “Company” engaged Heaton & Company, PLLC d/b/a Pinnacle Accountancy Group of Utah (“Pinnacle”) as the Independent Registered Public Accountant to audit the Company’s financial statements for the remainder of the fiscal year ending December 31, 2018. The decision to change accountants was approved by the Company’s Board of Directors. (The “Engagement”).

The Engagement of Pinnacle as the new Independent Registered Public Accountant for the Company was necessary due to the resignation on February 21, 2019 of Haynie & Company, the accountant which audited the Company’s financial statements for the fiscal year ended December 31, 2017, and which also had reviewed the Company’s previously filed quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018. The audit report by Haynie & Company on the financial statements of the Company for the fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion was qualified for the ability of the Company to continue as a going concern.

During the Company's most recent fiscal year ended December 31, 2017, and the period from January 1 through June 30, 2018 (i) there were no disagreements with Haynie & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Haynie & Company satisfaction, would have caused Haynie & Company to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Haynie & Company’s resignation letter stated that their decision was based upon the lack of internal controls over financial reporting and management’s failure to provide complete and timely financial reporting, based upon the lack of qualified accounting personnel. The Company disputes their assessments. Haynie & Company and the Company at the time of their resignation were also involved in a dispute over fees billed to the Company by Haynie & Company. The Company accepted the resignation of Haynie & Company and engaged Pinnacle to complete the review of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2018, to re-review the Company’s previously filed quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 to determine if amendments are required, and to audit the Company’s fiscal year-end results for 2018.

The Company provided Haynie & Company with a copy of the foregoing disclosures and requested from Haynie & Company a letter addressed to the Commission stating whether Haynie & Company agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree.

On March 5, 2019, the Company received a letter in response from Haynie & Company, wherein Haynie & Company states its disagreement with portions of the February 20, 2019 Form 8-K.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer acting as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting. We intend to expand our procedures and controls for the current fiscal year.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal control over financial reporting is not effective because of a lack of segregation of duties and because of the lack of a dedicated Chief Financial Officer. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth the names and ages of officers and directors as of December 31, 2018. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Departure of Officers and Directors

As a result of the change of control of the Company as reported on form 8-K filed with the SEC on August 1, 2018, Yaniv Nahon resigned as Vice President, Chief Operating Officer, Secretary, and a Director of the Company. the resignation of Yaniv Nahon was not the result of any disagreement with the policies, practices or procedures of the Company.

Identification of Directors and Executive Officers

As of the date of this report, the Company has only one Officer and Director.

Name	Age	Term Served	Title
Dror Svorai	50	Since August 1, 2018	President, Chief Executive Officer, Secretary and Treasurer and sole director

Officer and Director Biographical Information:

Dror Svorai is President, Chief Executive Officer, Secretary and Treasurer and sole director of Canna Corporation (formerly Mining Power Group, Inc.). From 2012 to 2018, Dror Svorai was the President, CEO and Treasurer of Vapor Group, Inc., which he co-founded in 2012 along with its subsidiaries, Total Vapor Inc., Vapor 123, Inc. and Vapor Products, Inc. In this capacity, he oversaw its day-to-to operations and managed their growth. In the ten years prior to 2012, Mr. Svorai has served in executive positions, including president and chief executive officer of several companies, and has maintained an ongoing involvement in several private real estate ventures. Before 2012, Mr. Svorai also was involved in investments in real estate, and was a business owner in the garment industry and the private jet industry. From 1997 until 2001, Mr. Svorai was the founder and chief executive officer of Ocean Drive of Orlando, Florida. From 1998 until 2003, Mr. Svorai was the founder and chief executive officer of Ocean Drive Fashion. From 2003 until 2006 Mr. Svorai was the founder and chief executive officer of the D & D Fashion Group Inc.

Committees of the Board of Directors

We do not have any committees managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee at this time.

Conflicts of Interest – General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. Each officer and director of our business is engaged in business activities outside of our business. The amount of time Dror Svorai devotes to our business is less than 40 hours per week.

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

No executive Officer or Director of our Company is the subject of any pending legal proceedings others than those lawsuits initiated against the Company.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2018, 2017 and 2016. The table sets forth this information for the Company including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards	All Other Compensation ($)	Total ($)

Richard Davis, President/CEO, Director	2016				$ 91,896	$91,896
	2017				75,520	$75,520

Dror Svorai, President/CEO, Director	2018				19,000	$19,000

Ryan Lehman, CFO Northway Mining, LLC	2018				6,000	$ 6,000

There are no current employment agreements between our Company and our executive officers or directors. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation. A total of $75,520 was expensed in the year ended December 31, 2017 for Officers Compensation and $25,000 for the same concept in the year ended December 31, 2018.

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

None.

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

The information below is based on the number of shares of our preferred and common stock that we believe was beneficially owned by each person or entity as of December 31, 2018.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Shares	Dror Svorai, President, CEO & Director	47,000,000	13.43%
Preferred A	Dror Svorai, President, CEO & Director	953,000	95%

The address of the person listed above, unless otherwise indicated, is c/o 20200 Dixie Highway, Suite 906, Miami FL. 33180.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no grants of stock options since inception to December 31, 2018. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed in section Transactions with Related Parties and Related Parties Loan above, we have not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

None

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

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

There were no equity issuances to our officers and/or directors for the year ended December 31, 2018, other than those discussed on Item 12 above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2018 and 2017, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Pinnacle Accountancy Group of Utah	Haynie & Company
	2018 (1)	2018 (1)	2017
Audit fees	$21,000	$22,000	$14,200
Audit related fees	—	—	—
Tax fees	—	—	—
Other fees	—	—	—
Total Fees	$21,000	$22,000	$14,200

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
16	Letter dated March 5, 2019 to the Securities and Exchange Commission from Haynie & Company
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canna Corporation (formerly Mining Power Group, Inc.)

Dated: June 17, 2019	By:	/s/ Dror Svorai
Dror Svorai,
Chief Executive Officer and Principal Executive Officer
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17, 2019

DIRECTORS

_/s/ Dror Svorai________________________________

Dror Svorai, Sole Director,

Chief Executive Officer and Principal Executive Officer

Chief Financial Officer and Principal Accounting Officer

