Form 10-Q
period 2019-03-31
CANNA Corp
filed 2019-06-26
CIK 1582962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______________________________

Commission file number: 333-199452

CANNA CORPORATION
(Exact name of registrant as specified in its charter)

	Colorado		46-3289369
	(State of Incorporation)		(IRS Employer ID Number)

20200 Dixie Highway, Suite 906, Miami, FL 33180
(Address of principal executive offices)

(800) 304-2657
(Registrant's telephone number, including area code)

_______________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
	N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of June 20, 2019 there were 226,965,896 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Canna Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$1,756	$183,347
Other current assets	51	—
Total current assets	1,807	183,347

Other assets
Cryptocurrency	—	6,189
Property and equipment, net	1,483,830	1,408,490
Total other assets	1.483,830	1,414,679
Total assets	$1,485,637	$1,598,026

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$512,185	$58,628
Checks drawn in excess of bank balance	9,166	27,793
Accrued expenses	5,080	5,080
Accrued interest	26,813	28,595
Accrued interest - related party	17,644	14,798
Payroll liabilities	7,519	7,707
Derivative liability	1,559,814	2,296,080
Convertible notes payable, net of discounts of $161,291 and $418,314	292,709	291,686

Convertible notes payable - related party, net of discounts of $0 and $12,126	57,154	45,028
Related party loans	416,024	360,528
Auto loans, current	8,239	9,933
Loans payable, net of discounts of $52,579 and $180,085	1,387,902	1,010,714

Deferred revenue	255,362	275,362

Total current liabilities	4,555,611	4,431,932
2

Long-term liabilities
Auto loans, non-current	36,017	36,017
Total long-term liabilities	36,017	36,017
Total liabilities	4,591,628	4,467,949

Commitments and Contingencies
Contingent liabilities	83,000	83,000
Mezzanine Equity
Series A convertible preferred stock: $0.0001 par value: 1,000,000 shares authorized:803,000 and 953,000 shares issued and outstanding at March 31, 2019 and at December 31, 2018 respectively	105,300	120,300

Shareholders’ deficit
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—

Common stock: $0.0001 par value: 350,000,000 shares authorized: 226,965,896 and 59,803,654 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively	22,696	5,980
Additional paid-in capital	2,713,159	1,131,837
Accumulated deficit	(5,302,562)	(3,905,831)
Total Canna Corporation shareholders' deficit	(2,566,707)	(2,768,014)
Non-controlling interest	(727,584)	(305,209)
Total shareholders’ deficit	(3,294,291)	(3,073,223)
Total liabilities and shareholders’ deficit	$1,485,637	$1,598,026

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Operation (Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

REVENUES	$10,391	$—
COST OF SALES	436,403	—
GROSS PROFIT	(426,012)	—
General and administrative expenses	103,161	38,301
Depreciation expenses	28,465	—
Total operating expense	131,626	38,301
Loss from operations	(557,638)	(38,301)
OTHER INCOME (EXPENSES)
Interest expense and amortization of debt discount	(804,507)	(280,784)

Change in fair value of derivative liability	(418,664)	4,172,029
Impairment loss on cryptocurrency	(6,189)	—
Fixed assets write-off	—	(498)
Gain (loss) on extinguishment of debt	(32,108)	137,054

Total other income (expense)	(1,261,468)	4,027,801

NET INCOME (LOSS)	(1,819,106)	3,989,500

Less: Income (loss) attributable to non-controlling interest	(422,375)	—

Net income (loss) attributable to Canna Corporation shareholders	$(1,396,731)	$3,989,500
Net income (loss) per share applicable to common shareholders - basic	$(0.01)	$0.16

Net income (loss) per share applicable to common shareholders - diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	124,136,135	24,817,133

Weighted average number of common shares outstanding - diluted	124,136,135	991,333,336

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Changes in Shareholders' Deficit (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Deficit

BALANCE, DECEMBER 31, 2017	3,915,769	$392	$605,615	$(5,222,959)	$—	$(4,616,952)
Cancellation of common shares	(156,000)	(16)	(2,324)			(2,340)
Issuance of common shares for conversion of debt	265,902	27	47,320			47,347
Issuance of common shares for conversion of preferred stock	37,000,000	3,700				3,700
Net income				3,989,500		3,989,500
BALANCE, March 31, 2018	41,025,671	$4,103	$650,611	$(1,223,459)	$—	$(578,745)

BALANCE, December 31, 2018	59,803,654	$5,980	$1,131,837	$(3,905,831)	$(305,209)	$(3,073,223)
Issuance of common shares for conversion of debt and resolution of derivative liabilities	17,162,242	1,716	1,581,322			1,583,038
Issuance of common shares for conversion of preferred stock	150,000,000	15,000				15,000
Net loss				(1,396,731)	(422,375)	(1,819,106)
BALANCE, March 31, 2019	226,965,896	$22,696	$2,713,159	$(5,302,562)	$(727,584)	$(3,294,291)

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,819,106)	$3,989,500
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Write off of fixed assets	—	498
(Gain) loss on extinguishment of debt	32,108	(137,054)
Amortization of debt discount	555,717	169,158
Change in fair value of derivative liability	418,664	(4,172,029)
Depreciation and amortization expense	28,465	—
Impairment loss on cryptocurrency	6,189	—
Default penalty interest	239,833	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	453,557	—
Accrued interest	8,956	111,626
Payroll liabilities	(188)	—
Deferred revenue	(20,000)	—
Net cash used in operating activities	(95,805)	(38,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of fixed assets	(103,805)	—
Net cash used in investing activities	(103,805)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of bank balance	(18,628)	—
Proceeds from loans payable	78,000	—
Repayment of loans payable	(65,505)	—
Proceeds from related party loans	109,232	38,301
Repayment of related party loans	(83,386)	—
Repayment of auto loans	(1,694)	—
Net cash provided by financing activities	18,019	38,301

NET CHANGE IN CASH	(181,591)	—
CASH, beginning of period	183,347	—
CASH, end of period	$1,756	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for conversion of debt	$1,583,038	$47,347
Issuance of shares of common stock for conversion of preferred stock	$15,000	$3,700
Cancellation of common shares	$—	$2,340
Derivative liabilities recognized as debt discounts	$132,108	$—
Loan payable paid by related party	$—	$29,600

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE l: NATURE OF ORGANIZATION

Canna Corporation (the "Company") was initially a Florida Corporation incorporated on July 29, 2013, established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. The Company had branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently through Northway Mining, LLC as a data center for third parties’ cryptomining processes located in New York State, in which the Company has a majority interest (55%) acquired on August 1, 2018. Management intends to conduct our business principally in the U.S.

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

NOTE 2: GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2019, the Company had an accumulated deficit of $5,302,562 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Canna Corporation and its subsidiary Northway Mining, LLC, which is controlled and owned 55% by Canna Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

All of the equity interests in Northway Mining not held by the Company are reflected as non-controlling interests. In the consolidated statements of operations, we allocate net income (loss) attributable to non-controlling interests to arrive at net income (loss) attributable to the Company.

Basis of Presentation

The accompanying consolidated financial statements are condensed and have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. The Company has elected a December 31 fiscal year-end.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $1,756 and $183,347 as of March 31, 2019 and December 31, 2018, respectively.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received. The Company had net $0 in accounts receivable at March 31, 2019 and December 31, 2018, respectively.

Cryptocurrencies

The Company receives cryptocurrencies from its customers as a form of payment and converts them into cash in less than 3 months from receipt. The Company accounts for its cryptocurrencies as indefinite-lived intangible assets at historical cost less impairment in accordance with ASC 350 Intangibles - Goodwill and Other. During the three months ended March 31, 2019 and 2018, the Company recorded impairment losses of $6,189 and $0, respectively, resulting in cryptocurrency balances of $0 and $6,189 as of March 31, 2019 and December 31, 2018, respectively.

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

Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. During the three months ended March 31, 2019 and 2018, the Company purchased $103,805 and $0, respectively, of fixed assets, wrote off $0 and $498, respectively, of fixed assets, and recorded $28,465 and $0, respectively, of depreciation expense, resulting in net fixed assets of $1,483,830 and $1,408,490 at March 31, 2019 and December 31, 2018, respectively, as follows:

Description	Total Acquisition Cost	Span of Life (years)	Accum Dep December 31, 2018	Dep Exp 2019 Q1	Net Value March 31, 2019
Computer Equipment	$8,840	5	$543	$436	$7,861
Improvements	184,167	5	11,676	9,082	163,409
Office Equipment & Furniture	2,399	5	90	118	2,191
Pods	95,046	5	5,289	4,687	85,070
Real Estate - Land	102,218	—	—	—	102,218
Real Estate - Building	982,682	39	968	6,203	975,511
Vehicle	56,435	5	4,731	2,783	48,921
Sub-Total	1,431,787		23,297	23,309	1,385,181
Assets Acquisitions 2019 Q1
Computer Equipment	150	5	—	44	106
Improvements	12,222	5	—	603	11,619
Office Equipment & Furniture	483	5	—	24	459
Pods	90,950	5	—	4,485	86,465
Total 2019 Q1	103,805		—	5,156	98,649
Grand Total	$1,535,592		$23,297	$28,465	$1,483,830

Deferred revenue

The Company recognizes revenue for subscription hosting service sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. As of March 31, 2019 and December 31, 2018, the balances of deferred revenue were $255,362 and $275,362, respectively.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of March 31, 2019 and December 31, 2018, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018 and March 31, 2019:

	Level 1	Level 2	Level 3	Total
Derivative Liability
December 31, 2018	$—	$—	$2,296,080	$2,296,080
March 31, 2019			$1,559,814	$1,559,814

The Company reflects the fair value for liabilities using the Black Scholes pricing model. The following chart discloses the estimated fair values for the Company’s derivative financial instruments based on the parameters disclosed in our Notes 5 and 6 hereto:

Derivative Liability Reconciliation	March 31, 2019	December 31, 2018
Balance beginning of the period	$2,296,080	$4,454,993
Derivative liability additions associated with convertible debt	1,958,416	5,840,449
Derivative liability reductions due to conversions or settlement of underlying debt	(2,276,018)	560,945
Change in Fair Value	(418,664)	(8,560,307)
Ending Balance	$1,559,814	$2,296,080

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

For the three months ended March 31, 2019, all met the above criteria or in exceptional cases only involvement was to sell to some of the end users at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the revenue on such transactions upon receipt.

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

	Three Months Ended March 31,
	2019	2018
Numerator
Net income (loss) applicable to common shareholders	$(1,396,731)	$3,989,500

Denominator
Weighted average common shares outstanding, basic	124,136,135	24,817,133
Convertible preferred stock	803,000,000	963,000,000
Convertible promissory notes	16,971,487	3,516,203
Weighted average common shares outstanding, diluted	124,136,135	991,333,336
Net Income per share - Basic	$(0.01)	$0.16
Income per shares - Diluted	$(0.01)	$0.00

 NOTE 4: NOTES PAYABLE

Convertible Notes Payable

Eagle Equities LLC

During 2018, the Company entered into three notes with Eagle Equities LLC. The notes are convertible at the holder’s discretion into shares of the Company’s common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 day trading period prior to which the Notice of Conversion is received. In the event the Company experiences a DTC Chill on its shares, the Conversion Price shall be decreased to 50% instead of 60% while that chill is in effect. In accordance with ASC 835-30-45, Interest, the Company records the fees, costs, and original issue discount as reduction of the carrying amount of the debt and amortizes the balances over the life of the debt instrument. If the Company fails to maintain the share reserve at the 4x discount of the note 60 days after the issuance of the note, the conversion discount shall be increased by 10%. The conversion formula created an embedded derivative conversion feature for each note. The notes are summarized as follows:

On July 3, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on July 3, 2019. The net proceeds received after issuance costs and fees was $96,500. On January 22, 2019, Eagle Equities LLC declared a default of the convertible note payable to them in the amount of $32,108. Also, on January 22, 2019 Eagle Equities LLC sold all of its potentially dilutive convertible note to M Svorai Investment, Inc, a related party, included $7,600 in accrued interest. On February 2, 2019 M Svorai Investments, Inc exercised the convertible option, resulting in 5,162,242 shares issued; at a price of $0.02712 per share issued for $132,108 in principal and $7,892 in interest accrued to the conversion date. The remaining balance principal and interest as of March 31, 2019 was $0. As of December 31, 2018, principal and interest balances were $100,000 and $9,104, respectively.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $300,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $285,000. Accrued interest at March 31, 2019 totaled $5,918. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 131 days term to maturity, risk free interest rate of 2.40% and annualized volatility of 349%, valued at $902,425. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of March 31, 2019 were $300,000 and $ 18,031, respectively. As of December 31, 2018, principal and interest balances were $300,000 and $15,493, respectively

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $95,000. The principal and interest balances as of March 31, 2019 were $100,000 and $ 5,756, respectively. As of December 31, 2018, principal and interest balances were $100,000 and $4,839, respectively

The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 131 days term to maturity, risk free interest rate of 2.40% and annualized volatility of 349%, valued at $300,087. The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt.

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

On January 16, 2019, Firstfire Global Opportunities Fund, LLC sold all of its potentially dilutive convertible note of $210,000 issued on September 11, 2018 to: (i) twenty five percent (25%) of its potentially dilutive convertible note to Back Nine Capital LLC, or $52,500; (ii) twenty five percent (25%) of its potentially dilutive convertible note to Gary Berlly, or $52,500; (iii) twenty five percent (25%) of its potentially dilutive convertible note to One Investment Capital, or $52,500 and (iv) twenty five percent (25%) of its potentially dilutive convertible note to Sig N Drive Auto Mall, Inc, or $52,500.

On January 22, 2019, Back Nine Capital, LLC exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The remaining balance on the note as of March 31, 2019 was $13,500 and $159 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 95 days term to maturity, risk free interest rate of 2.40% and annualized volatility of 333%, valued at $33,388. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On January 23, 2019, Gary Berlly exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The remaining balance on the note as of March 31, 2019 was $13,500 and $159 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 95 days term to maturity, risk free interest rate of 2.40% and annualized volatility of 333%, valued at $33,388. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On January 23, 2019, One Investment Capital, Inc exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The remaining balance on the note as of March

31, 2019 was $13,500 and $159 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 95 days term to maturity, risk free interest rate of 2.40% and annualized volatility of 333%, valued at $33,388. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On January 23, 2019, Sign N Drive Auto Mall, Inc exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The remaining balance on the note as of March 31, 2019 was $13,500 and $159 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 95 days term to maturity, risk free interest rate of 2.40% and annualized volatility of 333%, valued at $33,388. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

March 31, 2019 Convertible Notes Payable Summary

Lender	Principal	Interest	Unamortized Debt Discount	Net
Eagle Equities, LLC	$400,000	$23,787	$(144,657)	$255,343
Power Up Lending, LTD		2,387		—
Back Nine Capital, LLC	13,500	160	(4,139)	9,361
Gary Berly	13,500	160	(4,165)	9,335
One Investment Capital, Inc	13,500	160	(4,165)	9,335
Sign N Drive Auto Mall, Inc	13,500	160	(4,165)	9,335
Notes Third Parties	$454,000	$26,814	$(161,291)	$292,709

At December 31, 2018, the above loans had an aggregate outstanding principal balance of $710,000 and unamortized debt discount of $418,314, resulting in net principal of $291,686.

Loans Payable

The Company acquired certain real estate and vehicles, [the unpaid balance is guaranteed by mortgages with a 12 months maturity 5% interest rate, along with a lien and 72 month maturity on the vehicles].

The total mortgage balance with 707 Flats Rd. and Marsan Properties as of December 31, 2018 was $617,400 and $654,900 as of March 31, 2019, which is payable in September 2019.

The Company also has loan agreements with:

(i)	Ultegra Partner, based on an agreement executed as of December 20, 2018 and payable in weekly payments $11,583, last installment due on January 6, 2020, net proceeds of $339,500. This debt was settled as of February 22, 2019, which included a prospective payment schedule based on the future sale of certain assets.
(ii)	Atlas Advanced, based on an agreement executed as of December 10, 2018, payable in net proceeds of $67,450, payable in 90 daily payments of $1,216, last installment due on April 23, 2019. This debt was settled as of June 11, 2019 for one payment of $25,000.
(iii)	The 1st Scotia Bank vehicle loan is deferred as follows: (a) within 12 month period: $8,239 (included in the balance sheet as Auto loan, current), and (b) thereafter: $36,017 (included in the balance sheet as Auto loan, non-current) in payments of $9,887 in each of the years 2020 through 2022, and $6,356 in
15

the year 2023. The interest rate for 1st Scotia Bank is 7.29%. This loan is not presented in the following chart, as there is no associated debt discount and it is presented separately in the balance sheet.

(iv)	Grand Capital based on agreement executed as of January 3, 2019, this loan was payable in 72 daily payments of $922 been the last installment due on June 11, 2019. This debt was settled as of May 2, 2019, refinancing the settled debt of $55,175 in monthly payments of $1,000 in May 2019, which was properly performed, and $2,000 from June 2019, which also was properly performed, until extinguishing the settled debt.
LENDER	LOAN AMOUNT	NET OF PROCEEDS	DEBT DISC. & ORIGIN. FEES	INT RATE	TERMS OF PAYMENT	NET BALANCE AS OF MARCH 31, 2019

Ultegra Financial Partners	$648,945	$339,500	—	84.98%	Weekly-42 weeks	$648,945
Atlas Advanced Funding	80,245	67,450	(30,055)	332.38%	Daily-90 days	50,190
707 Flats Road	134,900	—	—	—	180 days	134,900
Marsan Properties	520,000	—		5%	12 months	520,000
Grand Capital	67,455	40,500	(22,524)	429%	Daily-73 days	33,867
	$1,451,545		$(52,579)			$1,387,902

The aggregate principal balance and unamortized debt discount on these loans totaled $1,423,919 and $180,085, respectively, at December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company received, in aggregate, total proceeds of $78,000 and $0, respectively, and made repayments totaling $67,299 and $0, respectively.

NOTE 5: RELATED PARTY LOANS

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible note to D&D Capital, Inc, a related party. Accrued interest related to this advance was $686 and $541 at March 31, 2019 and December 31, 2018, respectively. The Company valued this conversion feature using the Black Scholes valuation model; as of March 31, 2019, the note had a conversion option valued at $33,335. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The remaining principal balance as of March 31, 2019 is $ 7,379.

During the three months ended March 31, 2018, Kodiak Capital declared a default of the convertible note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Mining Power Group Inc., reached an agreement with Kodiak Capital to purchase the note. As a result, the Company recognized a gain of $137,054. During 2018, S&E Capital, Inc., exercised the convertible option, resulting in 2,450,000 shares issued; at a price of $0.04134 per share issued for $101,283 in principal and $11,497 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model; as of March 31, 2019, the note had a conversion option valued at $182,454. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The remaining principal balance as of March 31, 2019 is $ 49,775.

Lender	Principal	Interest	Net
D&D Capital, Inc	$7,379	$686	$7,379
S&E Capital, LLC	49,775	16,958	49,775
Notes Related Parties	$57,154	$17,644	$57,154

At December 31, 2018, the principal and unamortized debt discount on these loans totaled $57,154 and $12,126, respectively, resulting in net balance of $45,028.

Other Related Party Loans

The Company has non-interest bearing demand loans with various related parties. During the three months ended March 31, 2019 and 2018, the Company received $109,232 and $38,301, respectively, in proceeds from these loans, and made repayments of $83,386 and $0, respectively, resulting in principal balances of $416,024 and $360,528 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 6: EQUITY

On January 4, 2018 Power Up cancelled a note conversion of $2,340, or 156,000 shares of common stock.

On January 10, 2018, the Company issued 37,000,000 common stock restricted shares, $0.0001 par value per share, converting 37,000 shares of the one million (1,000,000) Series A Preferred Stock,

On February 28, 2018 the Company issued 156,333 shares of common stock valued at the conversion price of $0.18. The shares were issued to convert $28,140 of the principal amount of the note dated May 30, 2017 to Power Up Lending Group Ltd.

On March 6, 2018 the Company issued 109,569 shares of common stock valued at the conversion price of $0.18. The shares were issued to convert $16,928 of the principal amount and $2,279 of accrued and unpaid interest of the Note dated as of May 30, 2017 to Power Up Lending Group Ltd.

On January 28, 2019 the Company issued 60,000,000 common stock restricted shares, $ 0.0001 par value per share, converting 60,000 shares of the one million (1,000,000) Series A Preferred Stock.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Gary Berlly.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Back Nine Capital, LLC.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to One Investment Capital, Inc.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Sing N Drive Auto Mall, Inc.

On February 4, 2019 the Company issued 5,162,242 shares issued; at a price of $0.02712. The shares were issued to convert $132,108 in principal and $7,892 in interest, on the note dated July 3, 2018, to M Svorai Investments, Inc a related party.

In connection with the above debt conversions occurring in February 2019, derivative liabilities totaling $1,287,038 were eliminated, with the offset recorded as an increase to additional paid-in capital.

On March 15, 2019 the Company issued 40,000,000 common stock restricted shares, $ 0.0001 par value per share, converting 40,000 shares of the one million (1,000,000) Series A Preferred Stock.

On March 22, 2019 the Company issued 50,000,000 common stock restricted shares, $ 0.0001 par value per share, converting 50,000 shares of the one million (1,000,000) Series A Preferred Stock.

NOTE 7: COMMITMENTS AND CONTINGENCIES;

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2019 and December 31, 2018, the Company is aware of the $83,000 in contingent liabilities as per the lawsuit initiated against the Company disclosed hereto, that should be reflected in the accompanying consolidated financial statements.

NOTE 8: SUBSEQUENT EVENTS AFTER MARCH 31, 2019

The Company has evaluated subsequent events that occurred through the date these financial statements were issued and has determined there are subsequent events as the following:

Name Change

On April 4, 2019, the Company effected a name change in the State of Colorado from Mining Power Group, Inc. to “Canna Corporation” in preparation for a refocus of its business plan.  Similarly, the name change was filed in the State of Florida, where the Company’s headquarters are located.

Lawsuits

Atlas Funding v Northway. The Company accrued a liability of $55,000 based on the Company’s attorney’s assessment. This lawsuit was filed on February 2019 due to default debt. The Company and Atlas executed on settled as of June 11, 2019 for one payment of $25,000.

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

9384-2557 Quebec Inc, Minedmap, Inc and Serenity Alpha, LLC - Husk Mining, LLC vs Northway Mining LLC and others. United States District Court for the Eastern District of New York, Case No. 1:19-CV-1994, filed on April 7, 2019. Case involves several causes of action and open-ended claims. The Company was never served, and searching on PACER (Public Access to Court Electronic Records) no results were obtained, therefore it is the Company’s understanding that such lawsuit doesn’t exist.

On May 2, 2019, the Company settled for $55,175 the lawsuit initiated by Grand Capital, in the amount of $75,225, by weekly payments of $1,000 beginning May 8, 2019 via two (2) debits of $500 and beginning July 8, 2019 weekly payments of $2,000 via four (4) debits of $500. After the first payment Grand Capital agrees to forebear from enforcing any UCC liens, judgment levies, and/or restraints on the Company account.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2019, we had an accumulated deficit totaling $5,302,562. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Florida on July 29, 2013. The Company was established to manufacture and distribute high-quality, hand rolled, premium cigars under the Rich Cigars brand name. Beginning in December 2017, the Company wound down and discontinued its operations pertaining to the manufacture and distribution of cigars. Effective at the same date, the Company began the process of re-focusing its operations to become a holding company wherein its primary focus would be to own and operate subsidiary companies in the cryptocurrency business, principally companies either engaged in cryptocurrency mining directly, data center operations for cryptomining, or the development of proprietary products and services for the cryptocurrency business sector itself.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

For the three months ended March 31, 2019, we had $10,391 in revenues and $436,403 in cost of goods sold compared to $0 and $0, respectively, for the same period one year earlier. For the three months ended March 31, 2019, our total operating expenses were $131,626, as compared to $38,301 for the three months ended March 31, 2018. For the three months ended March 31, 2019, we incurred $103,161 for other general and administrative expenses compared to $38,301 of general administrative expenses for the same period in 2018. The increase in expenses was due to the operations of Northway Mining LLC, and the fact that during the three months ended March 31, 2018 the Company had no similar operations.

For the three months ended March 31, 2019, we had $804,507 in interest expense, which included $239,833 of default interest related to the Ultegra Settlement and Release Agreement and $555,717 of amortization of debt discount, compared to $280,784 for the same period one year earlier. For the three months ended March 31, 2019, we had a loss of $418,664 from the change in fair value of derivative liability, and a gain of $4,172,029 for the same period one year earlier. For the three months ended March 31, 2019 we had a $6,189 impairment loss on cryptocurrency compared to $0 for the same period one year earlier. For the three months ended March 31, 2019 we had a $32,108 loss on extinguishment of debt compared to a $137,054 gain for the same period one year earlier. For the three months ended March 31, 2019 we had a net loss of $1,819,106 compared to a net income of $3,989,500 for the same period one year earlier. The fluctuation in other income and expenses is primarily due to the incurrence of new debt with associated derivative liability and the change in the assumptions used to compute the derivative liability.

Liquidity and Capital Resources

As of March 31, 2019, our cash balance was $1,756 as compared to $183,347 at December 31, 2018. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the three months ended March 31, 2019, the Company used cash in the amount of $98,805 in operating activities, compared to $38,301 over the same period in 2018. During the three months ended March 31, 2019, we incurred a net loss of $1,819,106, which was offset by a loss on extinguishment of debt of $32,108, amortization of debt discount of $555,717, a change in the fair market value of our derivative liability of $418,664, depreciation of $28,465, impairment loss on cryptocurrency of $6,189, default penalty interest of $239,833, and a net increase in operating liabilities of $442,325. Conversely, during the three months ended March 31, 2019, we incurred a net income of $3,989,500, which was offset by a $498 write-off of fixed assets, gain on extinguishment of debt of $137,054, amortization of debt discount of $169,158, change in the fair market value of our derivative liability of $4,172,029, and a net increase in operating liabilities of $111,626. The reason for the significant increase in our cash used for operations during the three months ended March 31, 2019 is due to the increased operations associated with our acquisition of a controlling interest in Northway Mining LLC, which had not yet occurred by March 31, 2018.

Investing Activities

During the three months ended March 31, 2019, the Company used cash in the amount of $103,805 in investing activities, compared to $0 over the same period in 2018. The acquisitions were fixed assets acquired in January 2019, due to expectations regarding new customer base gains. No similar acquisitions were made during the three months ended March 31, 2018.

Financing Activities

During the three months ended March 31, 2019, $18,019 in net cash was provided to the Company from its financing activities, compared to $38,301 over the same period in 2018. During the three months ended March 31, 2019, we received proceeds of $187,232 from related and non-related party loans, and made repayments of $169,213. During the three months ended March 31, 2018, we received related party loan proceeds of $38,301, and did not make any loan repayments. Our financing activities decreased during the three months ended March 31, 2019 due to Northway Mining LLC’s lending restriction due to some of its debt going into default.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2019 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. Thus, the results of this evaluation determined that our disclosure controls and procedures, as well as our internal control over financial reporting, were ineffective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes, in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

9384-2557 Quebec Inc, Minedmap, Inc and Serenity Alpha, LLC - Husk Mining, LLC vs Northway Mining LLC and others. United States District Court for the Eastern District of New York, Case No. 1:19-CV-1994, filed on April 7, 2019. Case involves several causes of action and open-ended claims. The Company was never served, and searching on PACER (Public Access to Court Electronic Records) no results were obtained, therefore it is the Company understanding that such lawsuit doesn’t exist.

Grand Capital vs. Northway Mining LLC and others. Supreme Court of the State of New York County of Steuben, Index No. E2019-0138CV, filed on February 5, 2019. Claim is for $75,225, case is pending. According to the Company’s attorney’s legal opinion, the Company accrued a liability of $28,000. On May 2, 2019 the Company settled for $55,175 the lawsuit initiated by Gran Capital, in the amount of $75,225, by weekly payments of $1,000 beginning May 8, 2019 via two (2) debits of $500 and beginning July 8, 2019 weekly payments of $2,000 via four (4) debits of $500. After the first payment Grand Capital agrees to forebear from enforcing any UCC liens, judgment levies, and/or restraints on the Company account.

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

On October 16, 2018 the Company issued 500,000 shares of common stock due to a signed a Registration Rights Agreement to Triton Funds LP, related to the Common Stock Purchase Agreement.

On January 28, 2019 the Company issued 60,000,000 common stock restricted shares, $0.0001 par value per share, converting 60,000 shares of the 963,000 Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Gary Berlly.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Back Nine Capital, LLC.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to One Investment Capital, Inc.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $$0.0130. The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Sing N Drive Auto Mall, Inc.

On February 4, 2019 the Company issued 5,162,242 shares issued; at a price of $0.02712. The shares were issued to convert $132,108 in principal and $7,892 in interest, on the note dated July 3, 2018, to M Svorai Investments, Inc a related party.

On March 15, 2019 the Company issued 40,000,000 common stock restricted shares, $0.0001 par value per share, converting 40,000 shares of the 893,000 Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

On March 22, 2019 the Company issued 50,000,000 common stock restricted shares, $0.0001 par value per share, converting 50,000 shares of the 853,000 Series A Preferred Stock, based on the Articles of Incorporation of Power Mining Group, Inc, filed with the State of Colorado.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Change In Officers and Directors.

Not applicable.

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

(Registrant)

Dated: June 26, 2019

By:/s/ Dror Svorai

Dror Svorai

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

