Form 10-Q/A
period 2019-03-31
CANNA Corp
filed 2020-05-07
CIK 1582962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q/A Amendment No. 1
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to____

Commission file number: 000-55788

CANNA CORPORATION
(Exact name of registrant as specified in its charter)

	Colorado	46-3289369
	(State of Incorporation)	(IRS Employer ID Number)

8358 West Oakland Park Blvd., Suite 300, Sunrise, Florida 33323
(Address of principal executive offices)

(954) 406-0750
(Registrant's Telephone number)

17201 Collins Ave, Suite 3204, Sunny Isles Beach, FL 33160
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
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[x ]	Smaller reporting company	[x]
Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

As of April 17, 2020 there were 239,062,949 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Canna Corporation for the period ended March 31, 2019 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on June 26, 2019.

The Amendment is being filed to correct entries in the Original Filing pertaining to the sale and transfer to third parties on March 14, 2019 of certain convertible promissory notes, originally issued to Eagle Equities, LLC, on August 10, 2018 in the amounts of $300,000 and $100,000. As detailed in Note 4 to the accompanying financial statements, certain provisions of the sale and transfer of the notes resulted in material increases in the note balances and the net present value of the Company’s cash flow obligations thereto, thus triggering debt extinguishment accounting pursuant to ASC 470-50, “Debt - Modifications and Extiguishments.” The impact of the effective extinguishment and reissuance of the debt on not only the principal of the notes, but the related interest, derivative liabilities, and disclosures, is reflected in the Amendment. In addition, $51 originally reported as current assets was charged to expense.

Additionally, the Restated Subsequent Events section of Note 4 includes details pertaining to the sale of the Company’s subsidiary and the Company’s acquisition of another company. These items do not affect the financial statement reporting in the Original Filing, as the events giving rise to these items took place after the Original Filing, but prior the the issuance of the Amendment. As such, only additional disclosure concerning these events has been provided.

Except as described above, the Amendment does not modify any other disclosures presented in, or exhibits to, the Original Filing in any way.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Canna Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2019	2018
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$1,756	$183,347
Total current assets	1,756	183,347
Fixed Assets
Property and equipment, net	1,483,830	1,408,490
Other Assets
Cryptocurrency	—	6,189

Total assets	$1,485,586	$1,598,026

LIABILITES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$512,185	$58,628
Bank overdraft	9,166	27,793
Accrued expenses	5,080	5,080
Accrued interest	7,963	28,595
Accrued interest - related party	17,644	14,798
Payroll liabilities	7,519	7,707
Derivative liability	2,045,801	2,296,080
Convertible notes payable, net of discounts of $539,393 and $418,314	104,689	291,686
Convertible notes payable - related party, net of discounts of $0 and $12,126	57,154	45,028
Related party loans	416,024	360,528
Current portion of auto loan	8,239	9,933
Loans payable - net of discounts $ 52,579 and $180,085	1,387,902	1,010,714
Deferred revenue	255,362	275,362
Total current liabilities	4,834,728	4,431,932
Long term liabilities
Auto loans, net of current portion	36,017	36,017
Total long term liabilities	36,017	36,017
Total liabilities	4,870,745	4,467,949
2

Commitments and Contingencies
Contingency liabilities	83,000	83,000

Mezzanine Equity
Series A Convertible Preferred stock: $0.0001 par value: 1,000,000 shares authorized:803,000 and 953,000 shares issued and outstanding at March 31, 2019 and at December 31, 2018 respectively	105,300	120,300

Shareholders’ Deficit
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock: $0.0001 par value: 350,000,000 shares authorized:226,965,896 and 59,803,654 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively	22,696	5,980
Additional paid-in capital	2,713,159	1,131,837
Accumulated deficit	(5,581,730)	(3,905,831)
Total Canna Corporation shareholders' deficit	(2,845,875)	(2,768,014)
Non-controlling interest	(727,584)	(305,209)
Total shareholders’ deficit	(3,573,459)	(3,073,223)
Total liabilities and shareholders’ deficit	$1,485,586	$1,598,026

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Operation
(Unaudited)
	For the three months ended
	March 31,	March 31,
	2019	2018
	(Restated)

REVENUES	$10,391	$—
COST OF SALES	436,403	—
GROSS PROFIT	(426,012)	—
General and administrative expenses	103,212	38,301
Depreciation expense	28,465	—
Total operating expense	131,677	38,301
Loss from operations	(557,689)	(38,301)
OTHER INCOME (EXPENSES)
Interest expense and amortization of debt discount	(1,021,424)	(280,784)
Change in fair value of derivative liability	(314,569)	4,172,029
Impairment loss on cryptocurrency	(6,189)	—
Fixed assets write-off	—	(498)
Gain (loss) on extinguishment of debt	(198,403)	137,054
Total other income (expense)	(1,540,585)	4,027,801

NET INCOME (LOSS)	$(2,098,274)	$3,989,500

Less: Income (loss) attributable to non-controlling interest	(422,375)	—
Net income (loss) attributable to Canna Corp shareholders	$(1,675,899)	$3,989,500

Net income (loss) per share applicable to common stockholders - basic	$(0.01)	$0.16
Net income (loss) per share applicable to common stockholders - diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	124,136,135	24,817,133
Weighted average number of common shares outstanding - diluted	124,136,135	991,333,336

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Deficit
	Shares	Amount
BALANCE, DECEMBER 31, 2017	3,915,769	$392	$605,615	$(5,222,959)	$—	$(4,616,952)
Cancellation of common shares	(156,000)	(16)	(2,324)			(2,340)
Issuance of common shares for conversion of debt	265,902	27	47,320			47,347
Issuance of common shares for conversion of preferred stock	37,000,000	3,700				3,700
Net income				3,989,500		3,989,500
BALANCE, March 31, 2018	41,025,671	$4,103	$650,611	$(1,233,459)	$—	$(578,745)

BALANCE, December 31, 2018	59,803,654	$5,980	$1,131,837	$(3,905,831)	$(305,209)	$(3,073,223)
Moved from mezzanine to Equity						—
Issuance of common shares for convertible debt and resolution of derivative liabilities	17,162,242	1,716	1,581,322			1,583,038
Issuance of shares for services						—
Issuance of common shares for preferred stock	150,000,000	15,000				15,000
Moved from mezzanine to Equity						—
Net loss				(1,675,899)	(422,375)	(2,098,274)
BALANCE, March 31, 2019 (Restated)	226,965,896	$22,696	$2,713,159	$(5,581,730)	$(727,584)	$(3,573,459)

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Cash-Flows
(Unaudited)

	Three Month Ended
	March 31,
	2019	2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,098,274)	$3,989,500
Adjustment to reconcile net income (loss) to net cash provided operating activities:
Fixed assets written off	—	498
(Gain) loss on extinguishment of debt	198,403	(137,054)
Amortization of debt discount	767,697	169,158
(Gain) loss in fair value of derivative	314,569	(4,172,029)
Depreciation and amortization expense	28,465	—
Impairment loss on cryptocurrency	6,189	—
Default penalty interest	239,833	—
Write-off of other current asset	51	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	453,557	—
Accrued interest	13,893	111,626
Payroll liability	(188)	—
Deferred revenue	(20,000)	—
Net cash used in operating activities	(95,805)	(38,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets acquisition	(103,805)	—
Net cash used in investing activities	(103,805)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(18,628)	—
Proceeds from notes payable	78,000	—
Repayment of notes payable	(65,505)	—
Proceeds from related party loans	109,232	38,301
Repayment of related party loans	(83,386)	—
Repayment of auto loan	(1,694)	—
Net cash provided by financing activities	18,019	38,301

NET CHANGE IN CASH	(181,591)	—
CASH, beginning of period	183,347	—
CASH, end of period	$1,756	$—

6

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for conversion of debt	$1,583,038	$47,347
Issuance of shares of common stock for conversion of preferred stock	$15,000	$3,700
Derivative liabilities recognized as debt discounts	$722,190	$—
Loan payable paid by related party	$—	$29,600

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation

Notes to the Restated Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE l: NATURE OF ORGANIZATION

Canna Corporation (the "Company") was initially a Florida Corporation incorporated on July 29, 2013, established to manufacture and distribute high-quality, hand-rolled , premium cigars under the Rich Cigars brand name. The Company had branded custom cigars to be sold via the internet and through retail locations. The Company's primary operations are currently through Northway Mining, LLC as a data center for third parties’ cryptomining processes located in New York State, in which the Company has a majority interest (55%) acquired on August 1, 2018. Management intends to conduct our business principally in the U.S.

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

NOTE 2: GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2019, the Company has an accumulated deficit of $5,581,732 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Canna Corporation include its majority-owned subsidiary Northway Mining, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on June 17, 2019.

The Company has elected a December 31 fiscal year-end.

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (" GAAP ") in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received. The Company has net $0 in accounts receivable at March 31, 2019 and December 31, 2018 .

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

Description	Total Acquisition Cost	Span of Life (years)	Accumulated Depreciation December 31, 2018	Depreciation 2019 Q1	Net Value March 31, 2019
Computer Equipment	$8,840	5	$543	$436	$7,861
Improvements	184,167	5	11,676	9,082	163,409
Office Equipment & Furniture	2,399	5	90	118	2,191
Pods	95,046	5	5,289	4,687	85,070
Real Estate - Land	102,218	—	—	—	102,218
Real Estate - Building	982,682	39	968	6,203	975,511
Vehicle	56,435	5	4,731	2,783	48,921
Sub-Total	1,431,787		23,297	23,309	1,385,181
Assets Acquisitions 2019 Q1
Computer Equipment	150	5	—	44	106
Improvements	12,222	5	—	603	11,619
Office Equipment & Furniture	483	5	—	24	459
Pods	90,950	5	—	4,485	86,465
Total 2019 Q1	103,805		—	5,156	98,649
Grand Total	$1,535,592		$23,297	$28,465	$1,483,830

Deferred revenue

The Company recognizes revenue for subscription hosting service sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. As of March 31, 2019 and December 31, 2018, the balances of deferred revenue were $255,362 and $275,362, respectively. The reduction of $20,000 was due to a payment made to against one customer’s deposit.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018 and March 31, 2019:

	Level 1	Level 2	Level 3	Total
Derivative Liability
December 31, 2018	$—	$—	$2,296,080	$2,296,080
March 31, 2019 (Restated)			$2,045,801	$2,045,801

The Company reflects the fair value for liabilities using the Black Scholes pricing model. The following chart discloses the estimated fair values for the Company’s derivative financial instruments based on the parameters disclosed in our Notes 5 and 6 hereto:

Derivative Liability Reconciliation	March 31, 2019	December 31, 2018
	(Restated)
Balance beginning of the period	$2,296,080	$4,454,993
Derivative liability additions associated with convertible debt	1,988,523	5,840,449
Derivative liability reductions due to conversions or settlement of underlying debt	(1,287,038)	560,945
Change in fair value	(951,764)	(8,560,307)
Ending Balance	$2,045,801	$2,296,080

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

	Three Months Ended March 31
	Unaudited & Filed 2019	Adjustment 2019	Unaudited & Restated 2019	Unaudited & Filed 2018
Numerator
Net income (loss) applicable to common shareholders	$(1,396,731)	$(701,545)	$(2,098,276)	$3,989,500

Denominator
Weighted average common shares outstanding, basic	124,136,135	—	124,136,135	24,817,133
Convertible preferred stock	803,000,000	—	803,000,000	963,000,000
Convertible promissory notes	16,971,487	8,914,069	25,885,556	3,516,203
Weighted average common shares outstanding, diluted	944,107,622	8,914,069	953,021,691	991,333,336
Net Income per share - Basic	$(0.01)	$—	$(0.01)	$0.16
Income per shares - Diluted	$(0.01)	$—	$(0.01)	$0.00

For the period ended March 31, 2019, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 4: RESTATEMENT

This Amendment No. 1 to the Period Ended as of March 31, 2019, on this Form (the "Amendment") amends the Quarterly Report filed to the U.S. Securities and Exchange Commission of Canna Corporation for the period ended March 31, 2019 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on June 26, 2019.

The Amendment is being filed to correct entries in the Original Filing pertaining to the sale and transfer on March 14, 2019 of certain convertible promissory notes, originally issued to Eagle Equities, LLC on August 10, 2018 in the amount of $300,000 and $100,000. On March 14, 2019, Eagle Equities, LLC, declared default on the $300,000 and $100,000 notes resulting in interest and penalties equal to $142,884 and $47,198, respectively. All principal, accrued interest, and penalties were purchased by four investors and the Company recognized the new debts totaling $590,082. As a result, the Company determined this transaction should be accounted for as a debt extinguishment in accordance with ASC 470-50-40, “Debt - Modifications and Extinguishments,” in that the new principal amount adjusted the net present value of the notes’ remaining cash flows by an excess of 10% from the terms of the original notes. The $190,082 in additional principal, netted with settlement of existing accrued interest on the notes of $23,787, resulted in a loss on settlement of debt of $166,295.

The revised principal balances on these notes resulted in following adjustments;

Convertible notes

Adjustment
Settled notes	$(400,000)
Debt discount of settled notes	144,657
New assigned notes	590,082
Debt discount of new assigned notes	(522,759)
$(188,020)

Accrued interest

Adjustment
Settled accrued interest	$(23,787)
Accrued interest from new assigned notes	4,937
$(18,850)

Interest expense and amortization of debt discount

Adjustment
Amortization of settled notes	$144,657
Amortization of new assigned notes	67,323
Interest expense from new assigned notes	4,937
$216,917

Derivative liabilities

Adjustment
Derivative liabilities from settled notes	$(1,202,512)
Derivative liabilities from new assigned notes	1,688,499
$485,987

Change in fair value of derivative

Adjustment
Gain on change in fair value of derivative from settled notes	$1,202,512
Loss on change in fair value of derivative from new assigned notes	(82,872)
Day 1 loss from new assigned notes	(1,015,545)
$104,095

Also, $51 originally reported as other current assets was charged to expense.

Except as described above, the Amendment does not modify any other disclosures presented in, or exhibits to, the Original Filing in any way.

	March 31, 2019 (Unaudited as Filed)	March 31, 2019 (Adjustments)	March 31, 2019 (Unaudited and Restated)
Balance Sheet
Other current assets	$51	$(51)	$—
Total assets	1,485,637	(51)	1,485,586

Accrued interest	26,813	(18,850)	7,963
Derivative liabilities	1,559,814	485,987	2,045,801
Convertible notes payable	292,709	(188,020)	104,689
Total liabilities	4,591,628	279,119	4,870,747

Accumulated deficit	(5,302,562)	(279,168)	(5,581,732)
Total shareholders' deficit	$(2,566,707)	$(279,168)	$(2,845,877)

	March 31, 2019 (Unaudited as Filed)	March 31, 2019 (Adjustments)	March 31, 2019 (Unaudited and Restated)
Statements of Operations (Unaudited)
General and administrative expense	$103,161	$51	$103,212
Total operating expenses	131,626	51	131,677
Interest expense and amortization of debt discount	(804,507)	(216,917)	(1,021,424)
Change in fair value of derivative liability	(418,664)	104,095	(314,569)
Loss on extinguishment of debt	(32,108)	(166,295)	(198,403)
Total other expenses	(1,261,468)	(279,117)	(1,540,585)
NET LOSS	$(1,819,106)	$(279,168)	$(2,098,274)

	March 31, 2019 (Unaudited as Filed)	March 31, 2019 (Adjustments)	March 31, 2019 (Unaudited and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,819,106)	$(279,168)	$(2,098,274)
Adjustment to reconcile net income (loss) to net cash provided operating activities:
(Gain) loss on extinguishment of debt	32,108	166,295	198,403
Amortization of debt discount	555,717	211,980	767,697
(Gain) loss in fair value of derivative	418,664	(104,095)	314,569
Write-off of other current asset	—	51	51
Change in operating assets and liabilities:
Accrued interest	8,956	4,937	13,893
Net cash used in operating activities	$(95,805)	$—	$(95,805)

RESTATED SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred from the date of the Original Filing through the date these financial statements were issued, and has determined there are additional subsequent events requiring disclosure as follows:

On July 1, 2019 the Company sold any and all interest of Northway Mining, LLC to Dror Svorai, under common control.

On January 16, 2020, the Company entered into an agreement (the "Acquisition Agreement"), to acquire the majority ownership interest of Agra Nutraceuticals Corporation ("Agra"), a Colorado corporation, having a registered business address of 67 SW 12th Ave, Ste 500, Deerfield Beach, Florida 33442. Pursuant to the Acquisition Agreement the Company acquires seventy-seven and one-half percent (77.5%) of the issued and outstanding shares of common stock of Agra to be transferred to it from the majority shareholder of Agra, SBS Eco Trust. In consideration of the acquisition of the Agra shares, Dror Svorai, the Registrant's majority shareholder, President, CEO and sole officer and director transferred his 803,000 shares of the Registrant's Series A Preferred Stock and 197,000,000 shares of its common stock to SBS Eco.

In connection with the Acquisition Agreement, the Company underwent a change of control. As a result of the Acquisition, the SBS Eco Trust, whose trustee is Esther Bittelman, an individual, and Secretary of Agra, became controlling and majority shareholder of the Registrant (the "Change of Control").

As a result of entry into the Acquisition Agreement, Mr. Svorai resigned at the end of the business day on January 17, 2020, following the appointments and acceptances by the new officers and directors of the Company, Agra will be operated as a majority-owned subsidiary of the Company. The Acquisition will become effective 20 days following the mailing of an Information Statement to shareholders pursuant to Schedule 14.

There are a total of 1,000,000 shares designated as Series A Preferred Stock. Each share of Series A Preferred converts to 1,000 shares of common. Each share of the Series A Series A Preferred Stock has the voting rights equivalent of 20,000 shares of common stock (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting of the shareholders).

NOTE 5 : NOTES PAYABLE

Convertible Notes Payable

Power Up Lending Group, LTD

On May 30, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bore interest at 12% per annum and was payable on March 5, 2018. The note was issued at a 7% discount, resulting in net proceeds received after issuance costs and fees of $35,000. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $50,858 of principal and interest into common stock, resulting in $0 and $2,387 in principal and interest as of March 31, 2019 and December 31, 2018, respectively. The value of the conversion feature was assigned to the derivative liability. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $7,491.

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

On July 3, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on July 3, 2019. The net proceeds received after issuance costs and fees was $96,500. On January 22, 2019, Eagle Equities LLC declared a default of the convertible note payable to them resulting in fees and penalties equal to $32,108. Also, on January 22, 2019 Eagle Equities LLC , sold all of its potentially dilutive convertible note to M Svorai Investment, Inc, a related party, including $7,600 in accrued interest. On February 2, 2019 M Svorai Investments, Inc exercised the convertible option, resulting in 5,162,242 shares issued; at a price of $0.02712 per share issued for $132,108 in principal and $7,892 in interest accrued to the conversion date. The remaining balance principal and interest as of March 31, 2019 was $0. As of December 31, 2018, principal and interest balances were $100,000 and $9,104, respectively.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $300,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $285,000. On March 14, 2019 Eagle Equities LLC declared a default of the convertible note payable to them resulting in fees and penalties of $142,884, and in same date, sold all of its potentially dilutive convertible note to each of the following: $147,628 to Back Nine Capital, LLC., $147,628 to One Investment Capital, Inc., and $147,628 to Sign N Drive Auto Mall, Inc. As of March 31, 2019 the following chart show the balances on principal and interest as of March 31, 2019:

Lender	March 31, 2019
	Principal	Interest
Back Nine Capital, LLC (Eagle 2)	$147,628	$1,234
One Investment Capital, Inc (Eagle 2)	147,628	1,234
Sign N Drive Auto Mall, Inc (Eagle 2)	147,628	1,234
Total:	$442,884	$3,702

On March 14, 2019, Back Nine Capital LLC, purchased one third of a potentially dilutive convertible note held by Eagle Equities, LLC, issued on August 10, 2018 with a face value of $300,000 and $142,884 as Default Charges, therefore Back Nine Capital, LLC, now held $147,628. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 132 days to maturity, risk free interest rate of 2.44% and annualized volatility of 349%. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of March 31, 2019 were $147,628 and $1,234 respectively.

On March 14, 2019, One Investment Capital, Inc, purchased one third of a potentially dilutive convertible note held by Eagle Equities, LLC, issued on August 10, 2018 with a face value of $300,000 and $142,884 as Default Charges, therefore Back Nine Capital, LLC, now held $147,628. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 132 days to maturity, risk free interest rate of 2.44% and annualized volatility of 349%. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to amortized over the life of the convertible debt. The principal and interest balances as of March 31, 2019 were $147,628 and $1,234 respectively.

On March 14, 2019, Sign N Drive Auto Mall, Inc, purchased one third of a potentially dilutive convertible note held by Eagle Equities, LLC, issued on August 10, 2018 with a face value of $300,000 and $142,884 as Default Charges, therefore Sign N Drive, now held $147,628. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 132 days to maturity, risk free interest rate of 2.44% and annualized volatility of 349%, valued at $422,432. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to amortized over the life of the convertible debt. The principal and interest balances as of March 31, 2019 were $147,628 and $1,234 respectively.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $95,000. The principal and interest balances as of March 14, 2019 were $100,000 and $ 5,384, respectively. As of December 31, 2018, principal and interest balances were $100,000 and $3,784, respectively. On March 14, 2019 Eagle Equities LLC declared a default of the convertible note payable to them in the amount of $47,198, and in same date Eagle Equities LLC, sold all of its potentially dilutive convertible note to Gary Berlly, an individual, included $47,198 in accrued interest and penalties. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of March 31, 2019: dividend yield of zero, 132 days term to maturity, risk free interest rate of 2.44% and annualized volatility of 349%, valued at $421,203. The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of March 31, 2019 were $147,198 and $1,234 respectively.

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

March 31, 2019 Convertible Notes Payable Summary - Third Parties
Lender	Principal	Interest	Unamortized Debt Discount	Net
Power Up Lending, LTD	$—	$2,387	$—	$2,387
Back Nine Capital, LLC	13,500	160	—	13,660
Gary Berlly	13,500	160	—	13,660
One Investment Capital, Inc	13,500	160	—	13,660
Sign N Drive Auto Mall, Inc	13,500	160	(4,165)	9,495
Back Nine Capital, LLC (Eagle 2)	147,628	1,234	(134,924)	13,938
Gary Berlly (Eagle 3)	147,198	1,234	(134,569)	13,863
One Investment Capital, Inc (Eagle 2)	147,628	1,234	(134,950)	13,912
Sign N Drive Auto Mall, Inc (Eagle 2)	147,628	1,234	(130,785)	18,077
Notes Third Parties	$644,082	$7,962	$(539,393)	$112,651

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

The total mortgage balance with 707 Flats Rd. and Marsan Properties as of December 31, 2018 was $617,400 and $520,000 as of March 31, 2019, which is payable in September 2019.

The Company also has loan agreements with:

(i)	Ultegra Partner, based on an agreement executed as of December 20, 2018 and payable in weekly payments $11,583, last installment due on January 6, 2020, net proceeds of $339,500. This debt was settled as of February 22, 2019, which included a prospective payment schedule based on the future sale of certain assets.
(ii)	Atlas Advanced, based on an agreement executed as of December 10, 2018, payable in net proceeds of $67,450, payable in 90 daily payments of $1,216, last installment due on April 23, 2019. This debt was settled as of June 11, 2019 for one payment of $25,000.
(iii)	The 1st Scotia Bank vehicle loan is deferred as follows: (a) within 12 month period: $8,239 (included in the balance sheet as Auto loan, current), and (b) thereafter: $36,017 (included in the balance sheet as Auto loan, non-current) in payments of $9,887 in each of the years 2020 through 2022, and $6,356 in the year 2023. The interest rate for 1st Scotia Bank is 7.29%. This loan is not presented in the following chart, as there is no associated debt discount and it is presented separately in the balance sheet.
(iv)	Grand Capital based on agreement executed as of January 3, 2019, this loan was payable in 72 daily payments of $922 been the last installment due on June 11, 2019. This debt was settled as of May 2, 2019, refinancing the settled debt of $55,175 in monthly payments of $1,000 in May 2019, which was properly performed, and $2,000 from June 2019, which also was properly performed, until extinguishing the settled debt.
20

LENDER	LOAN AMOUNT		NET OF PROCEEDS	DEBT DISC. & ORIGIN. FEES	INT RATE	TERMS OF PAYMENT	NET BALANCE AS OF MARCH 31, 2019
Ultegra Financial Partners	$648,945		$339,500	—	84.98%	Sale of Assets	$648,945
Atlas Advanced Funding	80,245		67,450	(30,055)	332.38%	Settled	50,190
707 Flats Road		134,900	—	—	—	December 2019	134,900
Marsan Properties	520,000		—	—	5%	December 2019	520,000
Grand Capital		56,391	40,500	(22,524)	429%	Monthly	33,867
Total:	1,440,481			$(52,579)			$1,387,902

The aggregate principal balance and unamortized debt discount on these loans totaled $52,579 and $180,085, respectively, at March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company received, in aggregate, total proceeds of $40,500 and $0, respectively.

NOTE 6 : RELATED PARTY LOANS

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible note to D&D Capital, Inc, a related party. Accrued interest related to this advance was $686 and $541 at March 31, 2019 and December 31, 2018, respectively. The Company valued this conversion feature using the Black Scholes valuation model; as of March 31, 2019, due to the note is in default there are no assumptions, therefore the note has a conversion option ’s value of $33,335. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The remaining principal balance as of March 31, 2019 is $ 7,379.

During the three months ended March 31, 2018, Kodiak Capital declared a default of the convertible note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Mining Power Group Inc., reached an agreement with Kodiak Capital to purchase the note. As a result, the Company recognized a gain of $137,054 due to the adjustment to remove all aspects of the Kodiak note (derivative liability and unamortized issuance cost and debt discount. During 2018, S&E Capital, Inc., exercised the convertible option, resulting in 2,450,000 shares issued; at a price of $0.04134 per share issued for $101,283 in principal and $11,497 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model; as of March 31, 2019 due to the note is in default there are no assumptions, therefore the note has a conversion option ’s value of $182,454. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The remaining principal balance as of March 31, 2019 is $ 49,775.

Lender	Principal	Interest	Net
D&D Capital, Inc	$7,379	$686	$7,379
S&E Capital, LLC	49,775	16,958	49,775
Notes Related Parties	$57,154	$17,644	$57,154
21

At March 31, 2019 and December 31, 2018, the principal unamortized debt discount for related parties convertible notes was $57,154, interest for related parties convertible notes was $17,644 as of March 31, 2019, and $ 14,798 as of December 31, 2018. Debt conversion discount for these notes was $0 at March 31, 2019 and $12,126 on December 31, 2018.

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

NOTE 7 : EQUITY

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

NOTE 8 : COMMITMENTS AND CONTINGENCIES;

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

NOTE 9 : SUBSEQUENT EVENTS AFTER MARCH 31, 2019

The Company has evaluated subsequent events that occurred through the date these financial statements were issued and has determined there are subsequent events as the following:

On July 1, 2019 the Company sold any and all interest of Northway Mining, LLC to Dror Svorai, under common control and all its operations on behalf of Canna Corporation have been discontinued.

On January 16, 2020, the "Company" entered into an agreement (the "Acquisition Agreement"), to acquire the majority ownership interest of Agra Nutraceuticals Corporation ("Agra"), a Colorado corporation, having a registered business address of 67 SW 12th Ave, Ste 500, Deerfield Beach, Florida 33442. Pursuant to the Acquisition Agreement the Company acquires seventy-seven and one-half percent (77.5%) of the issued and outstanding shares of common stock of Agra to be transferred to it from the majority shareholder of Agra, SBS Eco Trust. In consideration of the acquisition of the Agra shares, Dror Svorai, the Registrant's majority shareholder, President, CEO and sole officer and director transferred his 803,000 shares of the Registrant's Series A Preferred Stock and 197,000,000 shares of its common stock to SBS Eco.

In connection with the Acquisition Agreement, the Company underwent a change of control. As a result of the Acquisition, the SBS Eco Trust, whose trustee is Esther Bittelman, an individual, and Secretary of Agra, became controlling and majority shareholder of the Registrant (the "Change of Control").

On January 16, 2020, Back Nine Capital, LLC, irrevocably elects to exercise the right granted under certain Convertible Promissory Note dated September 11, 2018 and assigned to the current holder per that certain Note Purchase and Assignment Agreement, dated January 16, 2019, to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, into 832,351 shares of the Company’s common stock at a price of $0.018915

On January 16, 2020, D&D Capital Inc., irrevocably elects to exercise the rights granted under that certain Convertible Promissory Note date July 1, 2019 to convert $125,712 into 9,600,000 shares of the Company’s common stock at a price of $0.013095.

On January 16, 2020, Gary Berlly irrevocably elects to exercise the right granted under certain Convertible Promissory Note dated September 11, 2018 and assigned to the current holder per that certain Note Purchase and Assignment Agreement, dated January 16, 2019, to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, into 832,351 shares of the Company’s common stock at a price of $0.018915

On January 16, 2020, Sign N Drive Auto Mall, Inc., irrevocably elects to exercise the right granted under certain Convertible Promissory Note dated September 11, 2018 and assigned to the current holder per that certain Note Purchase and Assignment Agreement, dated January 16, 2019, to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, into 832,351 shares of the Company’s common stock at a price of $0.018915

As a result of entry into the Acquisition Agreement, Mr. Svorai resigned at the end of the business day on January 17, 2020, following the appointments and acceptances by the new officers and directors of the Company, Agra will be operated as a majority-owned subsidiary of the Company. The Acquisition will become effective 20 days following the mailing of the Information Statement to shareholders pursuant to Schedule 14. The mailing has not occurred yet.

There are a total of 1,000,000 shares designated as Series A Preferred Stock. Each share of Series A Preferred converts to 1,000 shares of common. Each share of the Series A Series A Preferred Stock has the voting rights equivalent of 20,000 shares of common stock (identical in every other respect to the voting rights of the holders of common stock entitled to vote at any regular or special meeting of the shareholders).

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, as of March 31, 2019, we had an accumulated deficit totaling $ 5,581,732 . This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

For the three months ended March 31, 2019, we had $10,391 in revenues and $436,403 in cost of goods sold compared to $0 and $0, respectively, for the same period one year earlier, the increase in cost of goods sold was due to an adjustment made by the energy provider and accrued on 2019Q1. For the three months ended March 31, 2019, our total operating expenses were $131,679, as compared to $38,301 for the three months ended March 31, 2018, this substantial increase was originated on the Company operations not existing one year earlier. For the three months ended March 31, 2019, we incurred $103,214 for other general and administrative expenses compared to $38,301 of general administrative expenses for the same period in 2018, the increased expenses were due to the operations of Northway Mining LLC acquired on August 1, 2018.

For the three months ended March 31, 2019, we had $1,021,424 in interest expense, which included $383,333 of interest related to the Ultegra Settlement and Release Agreement, compared to $280,784 for the same period one year earlier, also because the increase level of debt the Company had as of March 31, 2019. For the three months ended

March 31, 2019, we had a loss of $314,569 from the change in fair value of derivative liability, and a gain of $4,172,029 for the same period one year earlier. For the three months ended March 31, 2019 we had a $6,189 impairment loss on cryptocurrency compared to $0 as for the same period one year earlier, the Company was not dealing on cryptocurrency one year earlier. For the three months ended March 31, 2019 we had a net loss of $2,098,276 compared to a net income of $3,989,500 for the same period one year earlier, the variance was due to few concurrent factors: (i) the gain on derivative liability, the lower interest level and the loss in derivative liabilities occurred in the 2019Q1.

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

Operating Activities

During the three months ended March 31, 2019, the Company used cash in the amount of $95,856 in operating activities, compared to $38,301 over the same period in 2018, in our understanding such increase was due to the lower level in operational activities and the effects of derivative liabilities, which had a great impact as of March 31, 2018

Investing Activities

During the three months ended March 31, 2019, the Company used cash in the amount of $103,805 in investing activities, compared to $0 over the same period in 2018. The acquisitions were Pods ordered in the first month of the 2019 Q1, due to expectations about new customer base gains.

Financing Activities

During the three months ended March 31, 2019, $18,070 in net cash was provided to the Company from its financing activities, compared to $38,301 over the same period in 2018. The financing activity reflects the requirement for funding due to the cryptocurrency mining expectations.

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

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $0.0130 . The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Gary Berlly.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $0.0130 . The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to Back Nine Capital, LLC.

On February 1, 2019 the Company issued 3,000,000 shares of common stock at the conversion price of $0.0130 . The shares were issued to convert $39,000 of principal amount, on the note dated September 11, 2018 to One Investment Capital, Inc.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Amendment to Articles of Incorporation Changing Name of the Company

On April 4, 2019, the Company filed an amendment to its Articles of Incorporation whereby it changed its name to “Canna Corporation”.

Acquisition and Change of Control of the Company

On January 16, 2020 as a result of a Share Exchange, the Company acquired majority control of Agra Nutraceuticals Corporation, a Colorado corporation, (“Agra”) with a headquarters business address of 67 SW 12th Ave, Ste 500, Deerfield Beach, Florida 33442. As a result, Agra becomes a majority-owned subsidiary of Canna to operate under its own management. (The Acquisition)

In connection with the Acquisition, the Company underwent a change of control, whereby the controlling and majority shareholder of Agra, the SBS Eco Trust, in return for its controlling majority shares of Agra representing 77.5% of all the issued and outstanding shares of Agra, received from the controlling and majority shareholder of Canna, all issued and outstanding shares of the Company’s supervoting Series A Preferred Stock and 197,000 restricted shares of the Company’s common stock (the “Share Exchange”). In a result of the Share Exchange, the SBS Eco Trust, whose trustee is Esther Bittelman, an individual, and Secretary of Agra, became controlling and majority shareholder of Canna (the “Change of Control”).

In accordance with the terms and conditions of the Acquisition Agreement, dated and signed on January 16, 2020, the official record date of the Acquisition will occur twenty (20) days following the filing with the SEC and the simultaneous mailing to the shareholders of record of Canna, of an Information Statement on the Acquisition and the Change of Control. At the time of this filing, the record date of the Acquisition has not been established.

Change In Officers and Directors.

On January 16, 2020, as a result of the Company’s entry into that certain Acquisition Agreement effecting a change of control of the Company, the following persons became new members of the Board of Directors of the Company and its officers (the “New Members and Officers”):

Name	Position
Sacha Alessandro Ceruti	President and CEO, Director
Devin Avery	Treasurer, Director
Esther Bittelman	Secretary, Director
Daniel Rodgers	Director
Syed Rizvi	Director
David Lilly	Director

Following the acceptance of the six new members to the board of directors, and their appointment of the new officers and directors, Dror Svorai, President and CEO, and sole Director, resigned effective end of the business day on January 17, 2020.

Mr. Svorai did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.	DESCRIPTION
3.1	Amendment to Articles of Incorporation, dated April 4, 2019
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

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

Dated: May 7, 2020

By:/s/Sacha Alessandro Ceruti ________

Sacha Alessandro Ceruti

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

