Form 10-Q
period 2019-06-30
CANNA Corp
filed 2020-05-14
CIK 1582962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

_________________________
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
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[x]	Smaller reporting company	[x]
Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

As of May 14, 2020 there were 239,062,949 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Canna Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$4,439	$7,034
Assets held-for-sale	1,455,047	1,590,992
Total current assets	1,459,486	1,598,026

Total assets	$1,459,486	$1,598,026

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued interest	$40,607	$28,595
Accrued interest - related party	18,783	14,798
Derivative liability	3,316,596	2,296,080
Convertible notes payable, net of discounts of $266,197 and $418,314	502,885	291,686
Convertible notes payable - related party, net of discounts of $0 and $12,126	57,154	45,028
Related party loans	349,254	340,527
Liabilities held-for-sale	2,345,861	1,534,235
Total current liabilities	6,631,140	4,550,949

Total liabilities	6,631,140	4,550,949

Mezzanine Equity
Series A Convertible Preferred stock: $0.0001 par value: 1,000,000 shares authorized:803,000 and 953,000 shares issued and outstanding at June 30, 2019 and at December 31, 2018 respectively	105,300	120,300
Shareholders’ deficit
Preferred stock other designations: $0.0001 par value: 10,000,000 shares authorized: 0 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock: $0.0001 par value: 350,000,000 shares authorized:226,965,896 and 59,803,654 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	22,696	5,980

Additional paid-in Capital	2,713,159	1,131,837
Accumulated deficit	(7,281,193)	(3,905,831)
Total Canna Corporation shareholders' deficit	(4,545,338)	(2,768,014)
Non-controlling interest	(731,616)	(305,209)
Total shareholders' deficit	(5,276,954)	(3,073,223)
Total liabilities and shareholders’ deficit	$1,459,486	$1,598,026

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Operation
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

OPERATING EXPENSE
General and administrative expenses	$116,756	$15,648	$136,317	$53,948
Total operating expense	116,756	15,648	136,317	53,948
Loss from operations	(116,756)	(15,648)	(136,317)	(53,948)
OTHER INCOME (EXPENSES)
Interest expense and amortization of debt discount	(431,982)	(68,359)	(1,059,113)	(349,143)
Change in fair value of derivative liability	(1,145,795)	(557,463)	(1,460,364)	3,614,566
Fixed assets write-off	—	—	—	(498)
Gain (loss) on extinguishment of debt	—	—	(198,403)	137,054
Subscription receivable write-off	—	(250)	—	(250)
Total other income (expense)	(1,577,777)	(626,072)	(2,717,880)	3,401,729

Income (loss) from continuing operation	(1,694,533)	(641,720)	(2,854,197)	3,347,781
Loss from discontinued operation	(8,962)	—	(947,572)	—

NET INCOME (LOSS)	$(1,703,495)	$(641,720)	$(3,801,769)	$3,347,781

Less: loss attributable to non-controlling interest	(4,032)	—	(426,407)	—

Net income (loss) attributable to Canna Corporation shareholders	(1,699,463)	(641,720)	(3,375,362)	3,347,781

Net income (loss) per share applicable to common stockholders - basic	$(0.01)	$(0.01)	$(0.02)	$0.10
Income (loss) from continuing operation per share applicable to common stockholders - basic	$(0.01)	$(0.01)	$(0.02)	$0.10
Loss from discontinued operation per share applicable to common stockholders - basic	$(0.00)	$0.00	$(0.00)	$0.00

Net income (loss) per share applicable to common stockholders - diluted	$(0.01)	$(0.01)	$(0.02)	$0.00
Income (loss) from continuing operation per share applicable to common stockholders - diluted	$(0.01)	$(0.01)	$(0.02)	$0.00
Loss from discontinued operation per share applicable to common stockholders - diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	226,965,896	42,787,728	175,835,076	33,852,073

Weighted average number of common shares outstanding - diluted	226,965,896	42,787,728	175,835,076	1,000,914,420

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Deficit
BALANCE, DECEMBER 21, 2017	3,915,769	$392	$605,615	$(5,222,959)	$—	$(4,616,952)
Cancellation of common shares	(156,000)	(16)	(2,324)			(2,340)
Issuance of common shares for conversion of debt	265,902	27	47,320			47,347
Issuance of common shares for conversion of preferred stock	37,000,000	3,700				3,700
Net income				3,989,500		3,989,500
BALANCE, MARCH 31, 2018	41,025,671	$4,103	$650,611	$(1,233,459)	$—	$(578,745)
Issuance of common shares for conversion of debt	232,533	23	17,627			17,650
Subscription receivable write-off	2,500,000	250				250
Net loss				(641,720)		(641,720)
BALANCE, JUNE 30, 2018	43,758,204	$4,376	$668,238	$(1,875,179)	$—	$(1,202,565)

BALANCE, December 31, 2018	59,803,654	$5,980	$1,131,837	$(3,905,831)	$(305,209)	$(3,073,223)
Issuance of common shares for convertible debt and resolution of derivative liabilities	17,162,242	1,716	1,581,322			1,583,038
Issuance of common shares for preferred stock	150,000,000	15,000				15,000
Net loss				(1,675,899)	(422,375)	(2,098,274)
BALANCE, March 31, 2019	226,965,896	$22,696	$2,713,159	$(5,581,730)	$(727,584)	$(3,573,459)

Net loss				(1,699,463)	(4,032)	(1,703,495)
BALANCE, June 30, 2019	226,965,896	$22,696	$2,713,159	$(7,281,193)	$(731,616)	$(5,276,954)

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation
Condensed Consolidated Statements of Cash-Flows
(Unaudited)
	Six Month Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,801,769)	$3,347,781
Loss from dicontinued operations	947,572	—
Loss from continuing operations	(2,854,197)	3,347,781
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fixed assets written off	—	498
(Gain) loss on extinguishment of debt	198,403	(137,054)
Amortization of debt discount	1,011,433	216,472
Change in fair value of derivative liability	1,460,364	(3,614,566)
Subscription receivable write-off	—	250
Change in operating assets and liabilities:
Accrued interest	47,675	132,671
Net cash used in operating activities - continuing operations	(136,322)	(53,948)
Net cash used in operating activities - discontinued operations	(322,902)	—
Net cash used in operating activities	(459,224)	(53,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities - continuing operations	—	—
Net cash used in investing activities - discontinued operations	(103,805)	—
Net cash used in investing activities	(103,805)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	125,000	—
Proceeds from related party loans	28,727	54,401
Repayment of related party loans	(20,000)	—
Net cash provided by financing activities - continuing operations	133,727	54,401
Net cash provided by financing activities - discontinued operations	250,394	—
Net cash provided by financing activities	384,121	54,401

NET CHANGE IN CASH	(178,908)	453
Cash, beginning of period - continuing operation	7,034	—
Cash, beginning of period - discontinued operation	176,313	—
Cash, end of period - continuing operation	$4,439	$453

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for conversion of debt	$1,583,038	$64,997
Issuance of shares of common stock for conversion of preferred stock	$15,000	$3,700
Derivative liabilities recognized as debt discounts	$847,190	$—
Cancellation of common shares	$—	$2,340

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Canna Corporation

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

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

NOTE 2: GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2019, the Company has an accumulated deficit of $7,281,193 since inception. This raises substantial doubt about the Company's ability to continue as a going concern.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

NOTE 3: DISCONTINUED OPERATIONS

As of June 30, 2019, the Company was under ongoing negotiation to transfer Northway Mining, LLC to a related party, who at the time of filing this 10Q was no longer a related party. Due to the foregoing, on July 1, 2019, the Company entered into certain Membership Interest Transfer Agreement and announced a change in the strategic focus by not continuing the cryptocurrency business unit.

As a result of this shift, the Company has disclosed in the financials as Assets held-for-sale the amount of $1,455,047 and Liabilities held-for-sale in the amount of $ 2,345,861 reorganizing a cessation of its business operations for Northway Mining, LLC, in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of Northway Mining, LLC, have been classified as discontinued operations. As of December 31, 2018, assets of discontinued operations consisted of property and equipment, cash and other assets, totals $1,590,992. As of December 31, 2018, liabilities of discontinued operations consisted of accounts payable and loans total $1,534,235.

Assets and liabilities held-for-sale as of June 30, 2019 and December 31,2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Assets held-for-sale
Cash and cash equivalents	$—	$176,313
Cryptocurrency	—	6,189
Property and equipment, net	1,455,047	1,408,490
Total	$1,455,047	$1,590,992

Liabilities held-for-sale
Current liabilities:
Accounts payable	$301,548	$58,628
Checks drawn in excess of bank balance	9,139	27,793
Accrued expenses	5,080	5,080
Payroll liabilities	7,519	7,707
Related party loans	359,114	20,001
Auto loans	44,256	45,950
Loans payable - net of discounts $0 and $180,085	1,363,843	1,010,714
Deferred revenue	255,362	275,362
Contingent liability	—	83,000
Total	$2,345,861	$1,534,235

Results of the discontinued operations for the three months and six months ended June 30, 2019 and 2018 are:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES	$—	$—	$10,392	$—
COST OF SALES	—	—	436,403	—
GROSS PROFIT	—	—	(426,011)	—
General and administrative expenses	40,416	—	124,068	—
Depreciation expense	28,783	—	57,248	—
Total operating expense	69,199	—	181,316	—
Loss from operations	(69,199)	—	(607,327)	—
OTHER INCOME (EXPENSES)
Interest expense and amortization of debt discount	(83,667)	—	(477,960)	—
Impairment loss on cryptocurrency	—	—	(6,189)	—
Gain on extinguishment of debt	143,904	—	143,904	—
Total other income (expense)	60,237	—	(340,245)	—
Loss from discontinued operations	$(8,962)	$—	$(947,572)	$—

The following table provides supplemental cash flow information related to discontinued operations:

Six Month Ended
June 30,
2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from discontinued operation	$(947,572)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities - discontinued operation:
Gain on extinguishment of debt	(143,904)
Amortization of debt discount	207,040
Depreciation expense	57,248
Impairment loss on cryptocurrency	6,189
Default penalty interest	270,920
Change in operating assets and liabilities:
Accounts payable and accrued expenses	247,365
Payroll liability	(188)
Deferred revenue	(20,000)
Net cash used in operating activities - discontinued operations	(322,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets acquisition	(103,805)
Net cash used in investing activities - discontinued operations	(103,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(18,654)
Proceeds from notes payable	112,400
Repayment of notes payable	(65,506)
Proceeds from related party loans	307,134
Repayment of related party loans	(83,286)
Repayment of auto loan	(1,694)
Net cash provided by financing activities - discontinued operations	250,394

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Canna Corporation include its majority owned subsidiary Northway Mining, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on June 17, 2019.

The Company has elected a December 31 fiscal year-end.

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company’s long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $4,439 and $183,347 as of June 30, 2019 and December 31, 2018, respectively.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received. The Company has net $0 in accounts receivable at June 30, 2019 and December 31, 2018.

Cryptocurrencies

The Company receives cryptocurrencies from its customers as a form of payment and converts them into cash in less than 3 months from receipt. The Company accounts for its cryptocurrencies as indefinite-lived intangible assets at historical cost less impairment in accordance with ASC 350 Intangibles - Goodwill and Other. During the six months ended June 30, 2019 and 2018, the Company recorded impairment losses of $6,189 and $0, respectively, resulting in cryptocurrency balances of $0 and $6,189 as of June 30, 2019 and December 31, 2018, respectively.

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

Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. During the six months ended June 30, 2019 and 2018, the Company purchased $103,805 and $0, respectively, of fixed assets, wrote off $0 and $498, respectively, of fixed assets, and recorded $57,248 and $0, respectively, of depreciation expense, resulting in net fixed assets of $1,455,047 and $1,408,490 at June 30, 2019 and December 31, 2018, respectively, which are reflected as assets held-for-sale and discontinued operations (Note 3) in the accompanying financial statements as follows:

Description	Total Acquisition Cost	Span of Life (years)	Depreciation				Net Value June 30, 2019
			Accumulated as of December 31, 2018	Dep Exp 2019 Q1	Dep Exp 2019 Q2	Accumulated as of June 30, 2019

Computer Equipment	$8,990	5	543	480	487	$1,510	$7,480
Improvements	196,390	5	11,676	9,685	9,793	$31,154	$165,236
Office Equipment & Furniture	2,882	5	90	142	144	$376	$2,506
Pods	185,996	5	5,289	9,172	9,274	$23,735	$162,261
Real Estate - Land	102,218	—	—	—	—	$—	$102,218
Real Estate - Building	982,682	39	968	6,203	6,272	$13,443	$969,239
Vehicle	56,435	5	4,731	2,783	2,814	$10,328	$46,107
Total	$1,535,592		$23,297	$28,465	$28,783	$80,545	$1,455,047

Deferred revenue

The Company recognizes revenue for subscription hosting service sales over the subscription period and deferred revenue is recorded for the portion of the subscription period subsequent to each reporting date. As of June 30, 2019 and December 31, 2018, the balances of deferred revenue were $255,362 and $275,362, respectively. The decreased amount is a result of $20,000 refunded to a customer. No services were performed to clients during the six months ended June 30, 2019 related to the deferred revenue, which is included in liabilities held-for-sale (Note 3).

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

Our financial instruments consist of cash, accounts receivable, accounts payable, and debt. We have determined that the book value of our outstanding financial instruments as of June 30, 2019 and December 31, 2018, approximates the fair value due to their short-term nature.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018 and June 30, 2019:

	Level 1	Level 2	Level 3	Total
Derivative Liability
December 31, 2018	$—	$—	$2,296,080	$2,296,080
June 30, 2019	$—	$—	$3,316,596	$3,316,596

The Company reflects the fair value for liabilities using the Black Scholes pricing model. The following chart discloses the estimated fair values for the Company’s derivative financial instruments based on the parameters disclosed in our Notes 5 and 6 hereto:

Derivative Liability Reconciliation	June 30, 2019	December 31, 2018

Balance beginning of the period	$2,296,080	$4,454,993
Derivative liability additions associated with convertible debt	847,190	5,840,449
Derivative liability reductions due to conversions or settlement of underlying debt	(1,287,038)	560,945
Change in Fair Value	1,460,364	(8,560,307)
Ending Balance	$3,316,596	$2,296,080

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

The Company did not generate any revenues during the six months ended June 30, 2019. Revenues generated during the six months ended June 30, 2018 totaled $10,392 and were included in net loss from discontinued operations in the accompanying statements of operations (Note 3).

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

	Six Months Ended June 30
	2019	2018
Continuing Operations
Numerator
Net income (loss) from continuing operations, net of tax	$(2,854,197)	$3,347,781

Denominator
Weighted average common shares outstanding, basic	175,835,076	33,852,073
Convertible preferred stock	—	963,000,000
Convertible promissory notes	—	4,062,347
Weighted average common shares outstanding, diluted	175,835,076	1,000,914,420
Basic EPS from continuing operations	$(0.02)	$0.10
Diluted EPS from continuing operations	$(0.02)	$0.00

Discontinued Operations
Numerator
Income (loss) from discountinued operations, net of tax	(947,572)	—
Less: Income (loss) attributable to noncontrolling interest, net of tax	(426,407)	—
Income (loss) available to common stockholders	(521,165)	—

Denominator
Weighted average common shares outstanding, basic	175,835,076	33,852,073
Convertible preferred stock	—	963,000,000
Convertible promissory notes	—	4,062,347
Weighted average common shares outstanding, diluted	175,835,076	1,000,914,420
Basic EPS from discontinued operations	$(0.00)	$0.00
Diluted EPS from discontinued operations	$(0.00)	$0.00

For the three and six months ended June 30, 2019 and three months ended June 30, 2018, the convertible instruments, consisting of 173,835,076 and 1,000,914,420 common shares into which our outstanding convertible preferred stock and convertible promissory notes, respectively, are convertible, are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 5: NOTES PAYABLE

Convertible Notes Payable

Power Up Lending Group, LTD

On May 30, 2017, the Company entered into a convertible advance with Power Up Lending Group, LTD. The advance, with a face value of $38,000, bore interest at 12% per annum and was payable on March 5, 2018. The note was issued at a 7% discount, resulting in net proceeds received after issuance costs and fees of $35,000. Additionally, the note was convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 60% multiplied by the lowest price of the common shares for the 15 trading prior to which the Notice of Conversion was received. During the year ended December 31, 2018, the noteholder converted $50,858 of principal and interest into common stock, resulting in $0 and $2,387 in principal and interest as of June 30, 2019 and December 31, 2018, respectively. The value of the conversion feature was assigned to the derivative liability. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $9,252.

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

On July 3, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on July 3, 2019. The net proceeds received after issuance costs and fees was $96,500. On January 22, 2019, Eagle Equities LLC declared a default of the convertible note payable to them resulting in fees and penalties equal to $32,108 due to the Company’s delinquent SEC filings. Also on January 22, 2019 Eagle Equities LLC, sold all of its potentially dilutive convertible note to M Svorai Investment, Inc, a related party, included $7,600 in accrued interest. On February 2, 2019 M Svorai Investments, Inc exercised the convertible option, resulting in 5,162,242 shares issued; at a price of $0.02712 per share issued for $132,108 in principal and $7,892 in interest accrued to the conversion date. The remaining balance principal and interest as of June 30, 2019 was $0. As of December 31, 2018, principal and interest balances were $100,000 and $7,118, respectively.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $300,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $285,000. On March 14, 2019 Eagle Equities LLC declared a default of the convertible note payable to them resulting in fees and penalties equal to $142,884 due to the Company’s delinquent SEC filings, and in same date, sold all of its potentially dilutive convertible note to Back Nine Capital, LLC $147,628, to One Investment Capital, Inc $147,628 and to Sign N Drive Auto Mall, Inc $147,628. As of June 30, 2019 the following chart show the balances on principal and interest as of June 30, 2019:

Lender	June 30, 2019
	Principal	Interest
Back Nine Capital, LLC (Eagle 2)	$147,628	$7,859
One Investment Capital, Inc (Eagle 2)	147,628	7,859
Sign N Drive Auto Mall, Inc (Eagle 2)	147,628	7,859
Total:	$442,884	$23,577

On March 14, 2019, Back Nine Capital LLC, purchased one third of a potentially dilutive convertible note held by Eagle Equities, LLC, issued on August 10, 2018 with a face value of $300,000 and $142,884 as Default Charges, therefore Back Nine Capital, LLC, now held $147,628. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 41 days to maturity, risk free interest rate of 2.18% and annualized volatility of 348%, valued at $398,329. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $147,628 and $7,859 respectively.

On March 14, 2019, One Investment Capital, Inc, purchased one third of a potentially dilutive convertible note held by Eagle Equities, LLC, issued on August 10, 2018 with a face value of $300,000 and $142,884 as Default Charges, therefore One Investment Capital, Inc, now held $147,628. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 41 days to maturity, risk free interest rate of 2.18% and annualized volatility of 348%, valued at $398,329. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $147,628 and $7,859 respectively.

On March 14, 2019, Sign N Drive Auto Mall, Inc, purchased one third of a potentially dilutive convertible note held by Eagle Equities, LLC, issued on August 10, 2018 with a face value of $300,000 and $142,884 as Default Charges, therefore Sign N Drive Auto Mall, Inc, now held $147,628. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 41 days to maturity, risk free interest rate of 2.18% and annualized volatility of 348%, valued at $398,329. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $147,628 and $7,859 respectively.

On August 10, 2018, the Company entered into a convertible note with Eagle Equities LLC. The note, with a face value of $100,000, bears interest at 8% per annum and is payable on August 10, 2019. The net proceeds received after issuance costs and fees was $95,000. The principal and interest balances as of March 14, 2019 were $100,000 and $ 5,384, respectively. As of December 31, 2018, principal and interest balances were $100,000 and $3,784, respectively. On March 14, 2019 Eagle Equities LLC declared a default of the convertible note payable to them in the amount of $47,198 due to the Company’s SEC delinquent filings, and in same date Eagle Equities LLC, sold all of its potentially dilutive convertible note to Gary Berlly, an individual, included $47,198 in accrued interest and penalties. The Company valued the related conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 41 days term to maturity, risk free interest rate of 2.18% and annualized volatility of 348%, valued at $397,179. The value of the conversion feature was assigned to the derivative liability and created a loss and debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $147,198 and $7,840 respectively.

Firstfire Global Opportunity Fund, LLC

On September 11, 2018, the Company entered into a convertible note with Firstfire Global Opportunities Fund, LLC. The note, with a face value of $210,000, bears interest at 5% per annum and was payable on June 11, 2019. The note was issued at a $10,000 (“OID”) discount. The net proceeds received after issuance costs and fees was $195,000. Additionally, the note is convertible at the holder's discretion into shares of the Company's common stock based on a conversion formula of 65% multiplied by the lowest price of the common shares for the 20 consecutive trading days period immediately preceding the Trading Day that the Company receives a Notice of Conversion. The conversion formula created an embedded derivative conversion feature.

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

On January 22, 2019, Back Nine Capital, LLC exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The balance on the note as of June 30, 2019 was $13,500 and $766 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $51,040. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On January 23, 2019, Gary Berlly exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The balance on the note as of June 30, 2019 was $13,500 and $766 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $51,040. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On January 23, 2019, One Investment Capital, Inc exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The balance on the note as of June 30, 2019 was $13,500 and $766 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $51,040. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On January 23, 2019, Sign N Drive Auto Mall, Inc exercised the convertible option, resulting in 3,000,000 shares issued; at a price of $0.0130 per share issued for $39,000 in principal. The balance on the note as of June 30, 2019 was $13,500 and $766 in accrued interest. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 0 days term to maturity, risk free interest rate of 0% and annualized volatility of 0%, valued at $51,040. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt.

On April 9, 2019, the Company entered into a convertible note with Sign N Drive Auto Mall, Inc. The note, with a face value of $15,000, bears interest at 12% per annum and is payable on April 9, 2020, net of proceeds was $15,000. The conversion price (the "Conversion

Price") shall be a sixty percent (60%) discount to the lowest closing bid price of the common stock of the Company during the thirty (30) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 284 days term to maturity, risk free interest rate of 1.92% and annualized volatility of 376%, valued at $133,720. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $15,000 and $448 respectively.

On April 26, 2019, the Company entered into a convertible note with Sign N Drive Auto Mall, Inc. The note, with a face value of $100,000, bears interest at 12% per annum and is payable on April 26, 2020, net of proceeds was $100,000. The conversion price (the "Conversion Price") shall be a sixty percent (60%) discount to the lowest closing bid price of the common stock of the Company during the thirty (30) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 300 days term to maturity, risk free interest rate of 1.92% and annualized volatility of 368%, valued at $892,009. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $100,000 and $2,992 respectively.

On June 28, 2019, the Company entered into a convertible note with Sunny Isles Capital, Inc. The note, with a face value of $10,000, bears interest at 12% per annum and is payable on June 28, 2020, net of proceeds was $10,000. The conversion price (the "Conversion Price") shall be a sixty percent (60%) discount to the lowest closing bid price of the common stock of the Company during the thirty (30) trading days before the Conversion Date, as reported by OTC Markets or a comparable reporting agency. The conversion formula created an embedded derivative conversion feature. The Company valued this conversion feature using the Black Scholes valuation model with the following assumptions: (i) as of June 30, 2019: dividend yield of zero, 364 days term to maturity, risk free interest rate of 1.92% and annualized volatility of 345%, valued at $89,450. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The principal and interest balances as of June 30, 2019 were $10,000 and $299 respectively.

At December 31, 2018, the above loans had an aggregate outstanding principal balance of $710,000 and unamortized debt discount of $418,314, resulting in net principal of $291,686.

June 30, 2019 Convertible Notes Payable Summary - Third Parties
Lender	Principal	Interest	Unamortized debt discount	Net
Power Up Lending, LTD	$—	$2,387	$—	$2,387
Back Nine Capital, LLC	13,500	766	—	14,266
Gary Berlly	13,500	766	—	14,266
One Investment Capital, Inc	13,500	766	—	14,266
Sign N Drive Auto Mall, Inc	13,500	766	—	14,266
Gary Berlly(Eagle 3)	147,198	7,840	(40,504)	114,534
Back Nine Capital, LLC (Eagle 2)	147,628	7,859	(40,623)	114,864
One Investment Capital, Inc (Eagle 2)	147,628	7,859	(40,623)	114,864
Sign N Drive Auto Mall, Inc (Eagle 2)	147,628	7,859	(40,623)	116,864
Sign N Drive Auto Mall, Inc	15,000	449	(11,639)	3,810
Sign N Drive Auto Mall, Inc	100,000	2,992	(82,240)	20,752
Sunny Isles Capital, LLC	10,000	299	(9,945)	354
Total	$769,082	$40,606	$(226,197)	$545,493

Loans Payable

The Company acquired certain real estate and vehicles, [the unpaid balance is guaranteed by mortgages with a 12 months maturity 5% interest rate, along with a lien and 72 month maturity on the vehicles], all outstanding liabilities are held for sale included in (Note 3).

The total mortgage balance with 707 Flats Rd. and Marsan Properties as of December 31, 2018 was $617,400 and $532,487 as of June 30, 2019, which is payable in December 2019 (no default terms).

The Company also has loan agreements with:

(i)	Ultegra Partner, based on an agreement executed as of December 20, 2018 and payable in weekly payments $11,583, last installment due on January 6, 2020, net proceeds of $339,500. This debt was settled as of February 22, 2019 for no gain or loss, and included a prospective payment schedule based on the future sale of certain assets.
(ii)	Atlas Advanced, based on an agreement executed as of December 10, 2018, the Company received net proceeds of $67,450, payable in 90 daily payments of $1,216, last installment due on April 23, 2019. This debt was settled as of June 11, 2019 for one payment of $25,000 (Note 9).
(iii)	The 1st Scotia Bank vehicle loan is deferred as follows: (a) within 12 month period: $8,239 (included in the balance sheet as Auto loan, current), and (b) thereafter: $36,017 (included in the balance sheet as Auto loan, non-current) in payments of $9,887 in each of the years 2020 through 2022, and $6,356 in the year 2023. The interest rate for 1st Scotia Bank is 7.29%. This loan is not presented in the following chart, as there is no associated debt discount.
(iv)	Grand Capital based on an agreement executed as of January 3, 2019, this loan was payable in 72 daily payments of $922 with the last installment due on June 11, 2019. This debt was settled and refinanced on May 2, 2019, and the original note was replaced with a new note for $55,175, resulting in a gain of $1,216

At December 31, 2018, the aggregate principal balance and unamortized debt discount on these loans totaled $1,190,799 and $180,085, respectively, at December 31, 2018. During the six months ended June 30, 2019 and 2018, the Company received, in aggregate, total proceeds of $112,400 and $0, respectively. The principal balance as of June 30, 2019 was $1,363,843, and $0 in unamortized debt discount.

LENDER	LOAN AMOUNT	NET OF PROCEEDS	DEBT DISC. & ORIGIN. FEES	INT RATE	TERMS OF PAYMENT	BALANCE AS OF JUNE 30, 2019
Grand Capital Settlement	55,174	—	—	—	monthly	51,174
Ultegra - Settlement	680,000	—	—	—	Assets Sale	608,582
Marsan - Settlement	551,087	—	—	5%	monthly	539,087
Marsan - Settlement - Escrow Taxes	34,400	—	—	—	monthly	30,100
707 Flats Rd. - Premier	134,900	—				134,900
	$1,455,562	$—	$—			$1,363,843

NOTE 6: RELATED PARTY LOANS

Convertible Notes Payable

On February 21, 2018 Crown Bridge Partners LLC, sold part of its potentially dilutive convertible note to D&D Capital, Inc, a related party. The Company valued this conversion feature using the Black Scholes valuation model; as of June 30, 2019, due to the note is in default there are no assumptions, therefore the note has a conversion option’s value of $38,072. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The remaining principal balance as of June 30, 2019 is $ 7,379. Accrued interest related to this note was $833 and $541 at June 30, 2019 and December 31, 2018, respectively

During the three months ended March 31, 2018, Kodiak Capital declared a default of the convertible note payable to them invoking 22% retroactive interest and also put into effect a penalty of $2,000 per day for non-delivery of the shares according to the note agreement, which led to increasing the balance of the note to $142,633 (including $2,630 accrued interest on the Kodiak note) at March 31, 2018. On February 15, 2018, S&E Capital, LLC, a related party to Mining Power Group Inc., reached an agreement with Kodiak Capital to purchase the note. As a result, the Company recognized a gain of $137,054. During 2018, S&E Capital, Inc., exercised the convertible option, resulting in 2,450,000 shares issued; at a price of $0.04134 per share issued for $101,283 in principal and $11,497 in accrued interest.

The Company valued this conversion feature using the Black Scholes valuation model; as of June 30, 2019 due to the note is in default there are no assumptions, therefore the note has a conversion option’s value of $357,767. The value of the conversion feature was assigned to the derivative liability and created a loss and a debt discount to be amortized over the life of the convertible debt. The remaining principal balance as of June 30, 2019 was $ 49,775 and $17,950 in accrued interest.

Lender	Principal	Unamortized Debt Discount	Net
D&D Capital, Inc	$7,379	$—	$7,379
S&E Capital, LLC	49,775	—	49,775
Notes Related Parties	$57,154	$—	$57,154

At June 30, 2019 and December 31, 2018, the principal amount and interest on these loans totaled $57,154 and $18,784, and $57,154 and $14,798, respectively.

Other Related Party Loans

The Company has non-interest bearing demand loans with various related parties. During the six months ended June 30, 2019 and 2018, the Company received $335,862 and $54,401, respectively, in proceeds from these loans, and made repayments of $103,286 and $0, respectively, resulting in principal balances of $708,367 and $360,528 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 $359,114 are included as Liabilities held for sale (Note 3)

NOTE 7: EQUITY

Transactions for the six months ended June 30, 2018

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

Transactions for the six months ended June 30, 2019:

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

NOTE 8: COMMITMENTS AND CONTINGENCIES;

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2019 and December 31, 2018, the Company had $0 and $83,000 in contingent liabilities, and the below outstanding lawsuits against the Company:

As of December 31, 2018, the Company recognized $83,000 in contingent liabilities, as per the lawsuit Atlas Funding vs. Northway Mining, which resulted in an initial judgment amount of $109,512, and Grand Capital vs. Northway Mining, which resulted in an initial judgment amount of $75,225, initiated against the Company. On May 2, 2019, the Company settled the lawsuit of Grand Capital vs. Northway Mining. Based on the settlement agreement, the Company issued a new note for $55,175 to replace the original note and made a commitment to make a weekly payment of $1,000 against the new note. On June 11, 2019, the Company settled the lawsuit of Atlas Funding vs. Northway Mining for one payment of $25,000. As a result of the settlement of both debts, the Company recognized a gain on settlement of $60,904 in addition to $83,000 due to the elimination of the contingent liability associated with the lawsuits. The total gain of $143,904 has been included in net loss from discontinued operations (Note 3).

NOTE 9: SUBSEQUENT EVENTS AFTER JUNE 30, 2019

The Company has evaluated subsequent events that occurred through the date these financial statements were issued and has determined there are subsequent events as follows:

Acquisition and Change in Control

On July 1, 2019 the Company sold any and all interest of Northway Mining, LLC to Dror Svorai, under common control and all its operations on behalf of Canna Corporation have been discontinued.

On January 16, 2020, the Company entered into an agreement (the "Acquisition Agreement"), to acquire the majority ownership interest of Agra Nutraceuticals Corporation ("Agra"), a Colorado corporation, having a registered business address of 67 SW 12th Ave, Ste 500, Deerfield Beach, Florida 33442. Pursuant to the Acquisition Agreement the Company will acquire 77.5% of the issued and outstanding shares of common stock of Agra to be transferred from the majority shareholder of Agra, SBS Eco Trust. In consideration for the acquisition of the Agra shares, Dror Svorai, the Company's majority shareholder, President, CEO and sole officer and director, transferred his 803,000 shares of the Company’s Series A Preferred Stock and 197,000,000 shares of its common stock to SBS Eco.

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

Promissory Note Conversions

On January 16, 2020, Back Nine Capital, LLC, irrevocably elected to exercise the right granted under certain Convertible Promissory Note dated September 11, 2018 and assigned to the current holder per that certain Note Purchase and Assignment Agreement, dated January 16, 2019, to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, into 832,351 shares of the Company’s common stock at a price of $0.018915

On January 16, 2020 D&D Capital Inc., irrevocably elected to exercise the rights granted under that certain Convertible Promissory Note date July 1, 2019 to convert $125,712 into 9,600,000 shares of the Company’s common stock at a price of $0.013095.

On January 16, 2020 Gary Berlly irrevocably elected to exercise the right granted under certain Convertible Promissory Note dated September 11, 2018 and assigned to the current holder per that certain Note Purchase and Assignment Agreement, dated January 16, 2019, to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, into 832,351 shares of the Company’s common stock at a price of $0.018915

On January 16, 2020 Sign N Drive Auto Mall, Inc., irrevocably elected to exercise the right granted under certain Convertible Promissory Note dated September 11, 2018 and assigned to the current holder per that certain Note Purchase and Assignment Agreement, dated January 16, 2019, to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, into 832,351 shares of the Company’s common stock at a price of $0.018915

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Going Concern

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2019, we had an accumulated deficit totaling $7,281,192. This raises substantial doubts about our ability to continue as a going concern.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

On August 1, 2018 the Company had entered into an agreement (the "Acquisition Agreement") to acquire the majority ownership interest of Northway Mining, LLC., a New York limited liability company, located at 707 Flats Road, Athens, New York. Based on the Acquisition Agreement, the Company was granted by the membership a fifty-five percent (55%) ownership in Northway, free and clear of all encumbrances, liens and other obligations, and the remaining forty-five percent (45%) shall remain owned by the previous members. As a result of this acquisition, Northway became a majority-owned subsidiary of the Company.

On July 1, 2019 the Company sold any and all interest of Northway Mining, LLC to Dror Svorai, under common control and all its operations on behalf of Canna Corporation have been discontinued.

On January 16, 2020, the Company entered into an agreement (the "Acquisition Agreement"), to acquire the majority ownership interest of Agra Nutraceuticals Corporation ("Agra"), a Colorado corporation, having a registered business address of 67 SW 12th Ave, Ste 500, Deerfield Beach, Florida 33442. Pursuant to the Acquisition Agreement the Company will acquire 77.5% of the issued and outstanding shares of common stock of Agra to be transferred from the majority shareholder of Agra, SBS Eco Trust. In consideration for the acquisition of the Agra shares, Dror Svorai, the Company's majority shareholder, President, CEO and sole officer and director, transferred his 803,000 shares of the Company’s Series A Preferred Stock and 197,000,000 shares of its common stock to SBS Eco.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to June 30, 2018

For the three months ended June 30, 2019, we had $0 in revenues from continuing operations and $0 in cost of goods sold from continuing operations compared to $0 and $0, respectively, for the same period in 2018. For the three months ended June 30, 2019, our total operating expenses from continuing operations were $116,756, as compared to $15,648 for the three months ended June 30, 2018, the increase in operating expenses was mainly due to an increase in legal fees related to lawsuits initiated against the Company in the current period.

For the three months ended June 30, 2019, we had $431,982 in interest expense and amortization of debt discounts related to convertible promissory notes, compared to $68,359 for the same period in 2018. The increase in interest expense is due to the issuance of new convertible notes. For the three months ended June 30, 2019, we had a loss of $1,145,795 from change in fair value of derivative liability, and $557,463 for the same period in 2018. The issuance of new convertible loans and penalties incurred during the period and the changes in the assumptions used to value the derivative liability are the main sources for such increases.

For the three months ended June 30, 2019, we had a loss from discontinued operation of $8,692 related to the disposal of our subsidiary, Northway Mining LLC on July 1, 2019, as compared to $0 for the three months ended June 30, 2018. The loss of $8,962 represents the results of operations of the subsidiary for the three months ended June 30, 2019. The subsidiary was acquired on August 11, 2018, so no results of operations of the subsidiary are presented for the three months ended June 30, 2018.

For the three months ended June 30, 2019, we had a net loss of $1,703,495 from continuing operations, compared to a loss of $641,720 for the same period in 2018. The main reasons for this increase in losses was the lack of income from operations due to the fall in the cryptocurrencies market, the lawsuits, penalties and increase in interest expense related to issuance of new convertible debts.

Six Months Ended June 30, 2019 Compared to June 30, 2018

For the six months ended June 30, 2019, we had $0 in revenues from continuing operations and $0 in cost of goods sold compared to $0 and $0, respectively, for the same period in 2018. For the six months ended June 30, 2019, our total operating expenses was $136,317, as compared to $53,948 for the six months ended June 30, 2018. The increase in operating expenses was due to an increase in professional fees.

For the six months ended June 30, 2019, we had $1,059,113 in interest expense and amortization of debt discount, compared to $349,143 for the same period in 2018. The increase is due to the issuance of new convertible notes. For the six months ended June 30, 2019, we had a loss of $1,460,364 from change in fair value of derivative liability, and a gain of $3,614,566 for the same period in 2018. The increase in debt and certain penalties from previous debt and the changes in the assumptions used to value the derivative liability are the main reasons for the increase. For the six months ended June 30, 2019, we had a loss on extinguishment of debt of $198,403, compared to a gain of $137,054 for the six months ended June 30, 2018 due to the modification and extinguishment of certain convertible notes.

For the six months ended June 30, 2019, we had a loss from discontinued operation of $927,572 related to the disposal of our subsidiary, Northway Mining LLC on July 1, 2019, as compared to $0 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, we had a net loss of $3,801,769 compared to a net income of $3,347,781 for the same period 2018. the main reason of this fluctuation is the change in the fair value of the derivative liability.

Liquidity and Capital Resources

As of June 30, 2019, our cash balance was $4,439 as compared to $7,034 at December 31, 2018. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Operating Activities

During the six months ended June 30, 2019, the Company used cash in the amount of $459,226 in operating activities, compared to $53,948 over the same period in 2018. This increase is mainly related to the increase in operating activities from discontinued operations of Northway Mining LLC, which did not exist as of June 30, 2018.

Investing Activities

During the six months ended June 30, 2019, the Company used cash in the amount of $103,805 in investing activities of discontinued operation, compared to $0 over the same period in 2018. During the six months of 2019, Northway Mining LLC, acquired equipment to use in its crypto currency mining activity.

Financing Activities

During the six months ended June 30, 2019, $384,121 in net cash was provided to the Company from its financing activities, compared to $54,401 over the same period in 2018. The increase in net cash provided by financing activities from continuing operation for the six months ended June 30, 2019 was mainly due to the issuance of new convertible notes payable for $125,000 compared to $0 for the same period June 30, 2018. The increase in financing activities from discontinued operation was related to new debts issued by Northway Mining LLC , which did not exist as of June 30, 2018.

The Company intends to seek additional funding through public or private financings to fund our operations through fiscal 2019 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. Thus, the results of this evaluation determined that our disclosure controls and procedures, as well as our internal control over financial reporting, were ineffective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes, in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Salcido Enterprises LLC, v Northway. Supreme Court of the State of New York, County of Greene, Case Index No. 18-01082, filed January 10, 2019. Case was dismissed against the Company by the court without prejudice.

Atlas Funding v Northway. The Company accrued a liability of $55,000 based on the Company’s attorney’s assessment. This lawsuit was filed due to default debt. This lawsuit was settled by the managing member of Northway. On June 11, 2019, the Company settled the lawsuit of Atlas Funding vs. Northway Mining for one payment of $25,000. As result of the settlement of both debts, the Company recognized a gain on settlement of $55,245

Northway Mining, LLC vs. Marsan Properties, Inc. vs. Northway Mining, Supreme Court of the State of New York, County of Greene, Case Index No. 2019-269 filed April 11, 2019. The parties agreed to sign a Stipulation of Settlement wherein the debt on the property will be refinanced.

Premier Properties, Inc vs CSX4236 and Northway Mining, LLC. Supreme Court of the State of New York, County of Greene, Case Index No. 18-0825, pertaining to foreclosure on property located at 707 Flats Road, Athens, NY. At this time there is an ongoing negotiation with a potential outcome of selling this property and therefore paying off the debt. This property is no longer used by Northway.

Ultegra Financial Partners, Inc vs Northway Mining LLC. District Court of the District of Colorado, was settled in the amount of $680,000 on which the Company paid $30,000 and the remaining amount shall be paid with the sale of some of the Company’s assets, accordingly the Settlement Agreement and Releases executed on February 22, 2019. The aforementioned payment was recorded in the account Ultegra Financial Partners, Inc, deducting the $30,000 from the settled debt.

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

Grand Capital vs. Northway Mining LLC and others. Supreme Court of the State of New York County of Steuben, Index No. E2019-0138CV, filed on February 5, 2019. Claim is for $75,225, case is pending. According to the Company’s attorney’s legal opinion, the Company accrued a contingency liability of $28,000. On May 2, 2019, the Company settled the lawsuit Grand Capital vs. Northway Mining on $55,175 payable in successive payments thereon, as consequence of the settlement, the Company issued a new note for $55,175 to replace the original note and made a commitment to make a weekly payment of $1,000 against the new note. During the period ended June 30, 2019, the managing member of Northway Mining, assumed responsibility for settlement payments. After the first payment Grand Capital agrees to forebear from enforcing any UCC liens, judgment levies, and/or restraints on the Company account.

As the Company disposed of all of its interests in Northway Mining effective July 1, 2019, the Company does not believe that it has any liability or other exposure with regard to any of the above lawsuits.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2020, the Company issued 832,351 common stock shares, at a price of $ 0.018915. The shares were issued to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, on the note dated September 11, 2018 and assigned to Back Nine Capital, LLC per that certain Note Purchase and Assignment Agreement, dated January 16, 2019.

On January 16, 2020 the Company issued 9,600,000 common stock shares at a price of $0.013095. The shares were issued to convert $125,712 including principal together with any unpaid regular and penalty interest accrued, on the note dated date July 1, 2019 to D&D Capital Inc stock.

On January 16, 2020 the Company issued 832,351 common stock shares, at a price of $ 0.018915. The shares were issued to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, on the note dated September 11, 2018 and assigned to Gary Berlly per that certain Note Purchase and Assignment Agreement, dated January 16, 2019.

On January 16, 2020 the Company issued 832,351 common stock shares, at a price of $ 0.018915. The shares were issued to convert $15,744 including principal together with any unpaid regular and penalty interest accrued, on the note dated September 11, 2018 and assigned to Sign N Drive Auto Mall, Inc., per that certain Note Purchase and Assignment Agreement, dated January 16, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Amendment to Articles of Incorporation Changing Name of the Company

On April 4, 2019, the Company filed an amendment to its Articles of Incorporation whereby it changed its name to “Canna Corporation.”

Acquisition and Change of Control of the Company

On January 16, 2020, the Company entered into an agreement (the "Acquisition Agreement"), to acquire the majority ownership interest of Agra Nutraceuticals Corporation ("Agra"), a Colorado corporation, having a registered business address of 67 SW 12th Ave, Ste 500, Deerfield Beach, Florida 33442. Pursuant to the Acquisition Agreement the Company will acquire 77.5% of the issued and outstanding shares of common stock of Agra to be transferred from the majority shareholder of Agra, SBS Eco Trust. In consideration for the acquisition of the Agra shares, Dror Svorai, the Company's majority shareholder, President, CEO and sole officer and director, transferred his 803,000 shares of the Company’s Series A Preferred Stock and 197,000,000 shares of its common stock to SBS Eco.

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

Dated: May 14, 2020

By:/s/Sacha Alessandro Ceruti ________

Sacha Alessandro Ceruti

(Chief Executive Officer, Principal Executive

Officer, Acting Chief Financial Officer

and Principal Accounting Officer)

